Form 10-Q
period 1996-03-31
SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP; FFCA INVESTOR SERVICES CORP 88-B
filed 1996-05-02
CIK 824098, 824134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1996
                                   ---------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

                             Commission file number
                                     0-17626


                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP
                                       and
                    FFCA INVESTOR SERVICES CORPORATION 88-B
- --------------------------------------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


          Delaware                                               86-0588512
- --------------------------------------------------------------------------------
(Partnership State of Organization)                 (Partnership I.R.S. Employer
                                                       Identification Number)

          Delaware                                               86-0588514
- --------------------------------------------------------------------------------
(Corporation State of Incorporation)                (Corporation I.R.S. Employer
                                                        Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                        85255
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (zip code)


Co-Registrants' telephone number including area code       (602) 585-4500
                                                     ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes  X         No
                                    -----         -----

PART 1 - FINANCIAL INFORMATION

    Item l.  Financial Statements.
    -------  ---------------------


                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)


                                                       March 31,    December 31,
                                                         1996          1995
                                     ASSETS         ------------   ------------
                                     ------
CASH AND CASH EQUIVALENTS                           $  4,952,107   $  1,362,963

LAND HELD FOR SALE                                    30,087,685     30,087,685

LAND SUBJECT TO SALES AGREEMENTS                             -        2,016,693

LAND SUBJECT TO SALES AGREEMENT WITH AFFILIATE           788,287        788,287

LOAN RECEIVABLE FROM AFFILIATE                         7,598,415      7,598,415

PREPAID EXPENSES AND OTHER                               125,555        170,742
                                                     -----------    -----------

         Total assets                                $43,552,049    $42,024,785
                                                     ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------


DISTRIBUTION PAYABLE TO LIMITED PARTNERS            $  3,518,882    $       -

PAYABLE TO GENERAL PARTNER                                62,500         27,097

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                     77,877        106,703
                                                     -----------    -----------

         Total liabilities                             3,659,259        133,800
                                                     -----------    -----------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                    (12,416)       (12,601)
      Limited partners                                39,905,206     41,903,586
                                                     -----------    -----------

         Total partners' capital                      39,892,790     41,890,985
                                                     -----------    -----------

         Total liabilities and partners' capital     $43,552,049    $42,024,785
                                                     ===========    ===========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)


                                                       1996             1995
                                                    ----------       ---------
REVENUES:
      Land sales                                    $3,569,700       $     -
      Interest on loan to affiliate                    212,500         212,500
      Interest on investments and other                 58,491          16,861
                                                    ----------       ---------
                                                     3,840,691         229,361
                                                    ----------       ---------

EXPENSES:
      Cost of land sales                             2,067,511             -
      General partner fees                              93,750          62,256
      Property management fees                           9,000           9,000
      Marketing                                         28,372          13,112
      Property taxes                                    43,626          45,652
      Other operating                                   77,745          68,410
                                                    ----------       ---------

                                                     2,320,004         198,430
                                                    ----------       ---------

NET INCOME                                          $1,520,687       $  30,931
                                                    ==========       =========

NET INCOME ALLOCATED TO:
      General partner                               $      185       $     309
      Limited partners                               1,520,502          30,622
                                                    ----------       ---------

                                                    $1,520,687       $  30,931
                                                    ==========       =========


NET INCOME PER LIMITED PARTNERSHIP UNIT
      (based on 50,000 units outstanding)               $30.41            $.61
                                                    ==========       =========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)


                                              Limited Partners
                                General   -----------------------
                                Partner    Number                      Total
                                Amount    of Units       Amount        Amount
                                ------    --------       ------        ------

BALANCE, December 31, 1995    $(12,601)    50,000    $41,903,586    $41,890,985

      Net Income                   185        -        1,520,502      1,520,687
      Distribution to
         Limited Partners          -          -       (3,518,882)    (3,518,882)
                              --------     ------    -----------    -----------

BALANCE, March 31, 1996       $(12,416)    50,000    $39,905,206    $39,892,790
                              ========     ======    ===========    ===========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                                               1996          1995
                                                           -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $ 1,520,687    $   30,931
   Adjustments to net income:
      Change in assets and liabilities:
          Decrease in land subject to sales agreements       2,016,693           -
          Decrease in prepaid expenses and other                45,187         9,497
          Increase in payable to general partner                35,403        33,376
          Decrease in accounts payable and
             accrued liabilities                               (28,826)      (54,083)
                                                           -----------    ----------

          Net cash provided by operating activities          3,589,144        19,721

CASH AND CASH EQUIVALENTS, beginning of period               1,362,963     1,329,484
                                                           -----------    ----------

CASH AND CASH EQUIVALENTS, end of period                   $ 4,952,107    $1,349,205
                                                           ===========    ==========

PART I  -  FINANCIAL INFORMATION
- --------------------------------


Item 2.       Management's Discussion and Analysis of
- ------        Financial Condition and Results of Operations
              ---------------------------------------------

      Scottsdale Land Trust Limited Partnership (the Registrant) received $50,000,000 in gross proceeds from its public offering of the Units on November 23, 1988. After deducting organizational and offering expenses, including selling expenses, the financial advisory fee, property acquisition fee and due diligence expense reimbursement payable to Shearson Lehman Hutton Inc., the Registrant had $43,250,000 in net proceeds available for investment. The net proceeds were used to purchase the property (The Perimeter Center), fund the construction of the infrastructure and fund the $8.5 million FFCA loan, in accordance with the partnership agreement. Pursuant to the Loan Agreement, FFCA makes monthly payments of interest only to the Registrant and is current on such payments. All unexpended funds are invested U.S. Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations). Reserves remaining in the Registrant approximate $1.3 million. Aside from the sale of land parcels, the Registrant's primary sources of revenue are interest payments received from FFCA under the Loan Agreement and interest earned on the Registrant's temporary investments.

      During the quarter ended March 31, 1996 (the period), the Registrant sold two land parcels, with an aggregate cost of $2,016,693, to unaffiliated third parties. These parcel sales resulted in gains aggregating $1,502,189. One transaction, which closed in January, provided for a cash sales price of approximately $2.6 million on an 11.8-acre parcel and gave the buyer an option and right of first refusal on an adjacent six acres of land for a period of up to three years. The other transaction, which closed in February, provided for a cash sales price of approximately $1 million on a 4.8-acre parcel and gave the buyer an option to purchase an additional 6.5 adjacent acres of land for a period of 30 months.

      The Registrant declared a cash distribution to the limited partners of $3,518,882 for the quarter ended March 31, 1996, to be paid in April 1996. This distribution represents net cash proceeds from the parcel sales transactions which closed in January and February. During the period, cash proceeds from the land parcel sales were invested in temporary investment securities pending distribution to the limited partners.

      The increase in revenues from $229,361 for the quarter ended March 31, 1995 to $3,840,691 for the quarter ended March 31, 1996 resulted from these two land sales, which contributed $3,569,700 to the increase in revenues during the period. Interest and other income also increased by $41,630, due to the increase in temporary investment securities held during the period resulting from the land sale proceeds received in January and February.

      Total expenses for the period increased to $2,320,004 from $198,430 in 1995 primarily due to the cost of the land sales, which includes the original land and infrastructure costs totaling $2,016,693 and costs totaling $50,818 related to closing the sale transactions. General partner fees increased during the period over the prior period because in the prior period the general partner, in its discretion, permanently waived $31,494 of the partnership management fees otherwise payable by the Registrant. Marketing costs also increased by $15,260 during the period due to increased marketing efforts at the Perimeter Center.

      In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature.

                     FFCA INVESTOR SERVICES CORPORATION 88-B
                     ---------------------------------------


                         BALANCE SHEET - MARCH 31, 1996
                         ------------------------------





                                     ASSETS


Cash                                                                      $100
Investment in Scottsdale Land Trust Limited Partnership, at cost           100
                                                                          ----

         Total Assets                                                     $200
                                                                          ====


                                    LIABILITY

Payable to Parent                                                         $100
                                                                          ----


                              STOCKHOLDER'S EQUITY


Common Stock; $l par value; 100 shares authorized,
    issued and outstanding                                                 100
                                                                          ----

         Liability and Stockholder's Equity                               $200
                                                                          ====



         Note: FFCA Investor Services Corporation 88-B (88-B) was organized on August 11, 1987 to act as the assignor limited partner in Scottsdale Land Trust Limited Partnership (SLT). The assignor limited partner is the owner of record of the limited partnership units of SLT. All rights and powers of 88-B have been assigned to the holders, who are the registered and beneficial owners of the units. Other than to serve as assignor limited partner, 88-B has no other business purpose and will not engage in any other activity or incur any debt.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                   By FFCA MANAGEMENT COMPANY, L.P.
                                   General Partner


                                   By PERIMETER CENTER MANAGEMENT COMPANY
                                   Corporate General Partner


      Date:    April 29, 1996              By /s/ John R. Barravecchia
                                   ---------------------------------------------
                                   John R. Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FFCA INVESTOR SERVICES CORPORATION 88-B



      Date:    April 29, 1996            By /s/ John R. Barravecchia
                                    --------------------------------------------
                                    John R. Barravecchia, President