Form 10-Q
period 1996-06-30
SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP; FFCA INVESTOR SERVICES CORP 88-B
filed 1996-08-08
CIK 824098, 824134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         June 30, 1996
                                -----------------------------------------------

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from__________________________to_____________________

                             Commission file number
                                     0-17626


                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP
                                       and
                    FFCA INVESTOR SERVICES CORPORATION 88-B
- -------------------------------------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


          Delaware                                           86-0588512
- --------------------------------------------------------------------------------
(Partnership State of Organization)                 (Partnership I.R.S. Employer
                                                        Identification Number)

          Delaware                                        86-0588514
- --------------------------------------------------------------------------------
(Corporation State of Incorporation)                (Corporation I.R.S. Employer
                                                        Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                   85255
- --------------------------------------------------------------------------------
(Address of principal executive offices)                           (zip code)


Co-Registrants' telephone number including area code            (602) 585-4500
                                                       -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes  X    No
                                        ---     ---

PART 1 - FINANCIAL INFORMATION

    Item l.  Financial Statements.



                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)


                                                    June 30,       December 31,
                                                      1996             1995
                                                    -------        ------------
                                     ASSETS
                                     ------

CASH AND CASH EQUIVALENTS                         $ 1,791,461      $ 1,362,963

LAND HELD FOR SALE                                 29,908,568       30,087,685

LAND SUBJECT TO SALES AGREEMENTS                         -           2,016,693

LAND SUBJECT TO SALES AGREEMENT
      WITH AFFILIATE                                  788,287          788,287

LOAN RECEIVABLE FROM AFFILIATE                      7,598,415        7,598,415

PREPAID EXPENSES AND OTHER                            112,971          170,742
                                                  -----------      -----------
                     Total assets                 $40,199,702      $42,024,785
                                                  ===========      ===========


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------


DISTRIBUTION PAYABLE TO LIMITED PARTNERS          $   307,103      $      -

PAYABLE TO GENERAL PARTNER                             15,898           27,097

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 180,938          106,703
                                                  -----------      -----------
                     Total liabilities                503,939          133,800
                                                  -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
      General partner                                 (12,595)         (12,601)
      Limited partners                             39,708,358       41,903,586
                                                  -----------      -----------
                     Total partners' capital       39,695,763       41,890,985
                                                  -----------      -----------
                     Total liabilities and
                      partners' capital           $40,199,702      $42,024,785
                                                  ===========      ===========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                               Three Months      Three Months        Six Months        Six Months
                                                   Ended             Ended             Ended             Ended
                                                  6/30/96           6/30/95           6/30/96           6/30/95
                                               ------------      ------------        ----------        ----------
REVENUES:
      Land sales                                 $440,938          $    -            $4,010,638         $   -
      Interest on loan to affiliate               212,500            212,500            425,000           425,000
      Interest on investments and other            31,334             18,011             89,825            34,872
                                                 --------          ---------         ----------         ---------
                                                  684,772            230,511          4,525,463           459,872
                                                 --------          ---------         ----------         ---------

EXPENSES:
      Cost of land sales                          313,336               -             2,380,847             -
      General partner fees                         87,148             76,172            180,898           138,428
      Property management fees                      9,000              9,000             18,000            18,000
      Marketing                                    32,295             11,706             60,667            25,239
      Property taxes                               42,618             45,652             86,244            91,304
      Other operating                              90,680             76,425            168,425           144,414
                                                 --------          ---------         ----------         ---------
                                                  575,077            218,955          2,895,081           417,385
                                                 --------          ---------         ----------         ---------

NET INCOME                                       $109,695          $  11,556         $1,630,382         $  42,487
                                                 ========          =========         ==========         =========
NET INCOME ALLOCATED TO:
      General partner                            $   (179)         $     116         $        6         $     425
      Limited partners                            109,874             11,440          1,630,376            42,062
                                                 --------          ---------         ----------         ---------

                                                 $109,695          $  11,556         $1,630,382         $  42,487
                                                 ========          =========         ==========         =========


NET INCOME PER LIMITED
        PARTNERSHIP UNIT (based on
        50,000 units held by limited partners)      $2.20               $.23             $32.61              $.84
                                                    =====               ====             ======              ====

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)

                                                                Limited Partners
                                               General        --------------------
                                               Partner        Number         Total
                                               Amount        of Units        Amount           Amount
                                               ------        --------        ------           ------
BALANCE, December 31, 1995                   $   (12,601)     50,000     $ 41,903,586      $ 41,890,985

      Net Income                                       6        --          1,630,376         1,630,382

      Distributions to Limited Partners             --          --         (3,825,604)       (3,825,604)
                                             -----------      ------     ------------      ------------

BALANCE, June 30, 1996                       $   (12,595)     50,000     $ 39,708,358      $ 39,695,763
                                             ============     ======     ============      ============

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                                           1996              1995
                                                                       -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $ 1,630,382       $   42,487
     Change in assets and liabilities:
        Decrease in land held for sale                                     179,117             -
        Decrease in land subject to sales agreements                     2,016,693             -
        Decrease in prepaid expenses and other                              57,771           18,994
        Decrease in payable to general partner                             (11,199)            -
        Increase (decrease) in accounts
           payable and accrued expenses                                     74,235          (22,751)
                                                                       -----------       ----------

               Net cash provided by operating activities                 3,946,999           38,730

CASH FLOWS FOR FINANCING ACTIVITIES:
     Distributions to limited partners                                  (3,518,501)            -
                                                                       -----------       ----------
NET INCREASE IN CASH
     AND CASH EQUIVALENTS                                                  428,498           38,730

CASH AND CASH EQUIVALENTS, beginning of period                           1,362,963        1,329,484
                                                                       -----------       ----------

CASH AND CASH EQUIVALENTS, end of period                               $ 1,791,461       $1,368,214
                                                                       ===========       ==========

PART I  -  FINANCIAL INFORMATION

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              ---------------------------------------------

      Scottsdale Land Trust Limited Partnership (the Registrant) received $50,000,000 in gross proceeds from its public offering of the Units on November 23, 1988. After deducting organizational and offering expenses, including selling expenses, the financial advisory fee, property acquisition fee and due diligence expense reimbursement, the Registrant had $43,250,000 in net proceeds available for investment. The net proceeds were used to purchase the property (The Perimeter Center), fund the construction of the infrastructure and fund the $8.5 million FFCA loan, in accordance with the partnership agreement. Pursuant to the Loan Agreement, FFCA makes monthly payments of interest only to the Registrant and is current on such payments. All unexpended funds are invested in U.S. Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations). Reserves remaining in the Registrant approximate $1.3 million. These reserves may be used from time to time to pay amounts assessed by the city or county taxing authorities for developmental or other costs. Aside from the sale of land parcels, the Registrant's primary sources of revenue are interest payments received from FFCA under the Loan Agreement and interest earned on the Registrant's temporary investments.

      During the quarter ended June 30, 1996 (the period), the Registrant sold one land parcel, with an original cost of $179,117 and closing and other costs of $134,219, to an unaffiliated third party. This parcel sale resulted in a gain of $127,602. The transaction, which closed in June, provided for a cash sales price of $440,938 on a 1.64-acre parcel. The Registrant is also currently in preliminary negotiations with an unaffiliated third party for the sale of a two-acre parcel.

      The Registrant declared a cash distribution to the limited partners of $306,722 for the quarter ended June 30, 1996, to be paid in August 1996. This distribution represents net cash proceeds from the above-mentioned parcel sale. Year-to-date distributions declared from parcel sales amounted to $3,825,604. During the period, cash proceeds from the land parcel sale were invested in temporary investment securities pending distribution to the limited partners.

      The increase in revenues of $454,261 for the period over the same period of the prior year resulted from the land sale, which contributed $440,938 to this increase. Interest and other income also increased by $13,323 due to the increase in temporary investment securities held during the period, resulting from the first and second quarter land sale proceeds received, prior to distribution to the limited partners.

      Total expenses for the period increased by $356,122 over the comparable period of the prior year primarily due to the cost of the land sale, which includes the original land and infrastructure costs totaling $179,117 and costs totaling $134,219 related to closing the sale transaction. General partner fees increased during the period because in the comparable period of the prior year, the general partner, in its discretion, permanently waived $17,578 of the partnership management fees otherwise payable by the Registrant. Marketing costs also increased by $20,589 during the period due to increased marketing efforts at the Perimeter Center. Other operating expenses were higher in 1996 than in 1995 primarily due to utility refunds received during 1995.

      In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature.

                     FFCA INVESTOR SERVICES CORPORATION 88-B
                     ---------------------------------------


                          BALANCE SHEET - JUNE 30, 1996
                          -----------------------------




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

                        SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                        By FFCA MANAGEMENT COMPANY, L.P.
                        General Partner


                        By PERIMETER CENTER MANAGEMENT COMPANY
                        Corporate General Partner


Date:    August 6, 1996         By /s/ John R. Barravecchia
                            ---------------------------------------------
                            John R. Barravecchia, Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FFCA INVESTOR SERVICES CORPORATION 88-B



Date:    August 6, 1996        By /s/ John R. Barravecchia
                           ---------------------------------
                           John R. Barravecchia, President