Form 10-Q
period 1996-09-30
SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP; FFCA INVESTOR SERVICES CORP 88-B
filed 1996-11-12
CIK 824098, 824134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996
                                ------------------------------------------------
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  -----------------------

                             Commission file number
                                     0-17626


                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP
                                       and
                    FFCA INVESTOR SERVICES CORPORATION 88-B
--------------------------------------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


          Delaware                                          86-0588512
--------------------------------------------------------------------------------
(Partnership State of Organization)                 (Partnership I.R.S. Employer
                                                        Identification Number)

          Delaware                                          86-0588514
--------------------------------------------------------------------------------
(Corporation State of Incorporation)                (Corporation I.R.S. Employer
                                                        Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                     85255
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (zip code)


Co-Registrants' telephone number including area code     (602) 585-4500
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


                             Yes   X       No
                                 -----         -----

PART 1 - FINANCIAL INFORMATION

    Item l.  Financial Statements.
    -------  ---------------------



                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)


                                                   September 30,    December 31,
                                                       1996            1995
                                                   ------------    ------------
                                     ASSETS
                                     ------

CASH AND CASH EQUIVALENTS                          $  1,470,884    $  1,362,963

LAND HELD FOR SALE                                   29,908,568      30,087,685

LAND SUBJECT TO SALES AGREEMENTS                           --         2,016,693

LAND SUBJECT TO SALES AGREEMENT
      WITH AFFILIATE                                    788,287         788,287

LOAN RECEIVABLE FROM AFFILIATE                        7,598,415       7,598,415

PREPAID EXPENSES AND OTHER                              104,291         170,742
                                                   ------------    ------------

                     Total assets                  $ 39,870,445    $ 42,024,785
                                                   ============    ============


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------


PAYABLE TO GENERAL PARTNER                         $       --      $     27,097

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                   194,247         106,703
                                                   ------------    ------------

                     Total liabilities                  194,247         133,800
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                   (12,791)        (12,601)
      Limited partners                               39,688,989      41,903,586
                                                   ------------    ------------

                     Total partners' capital         39,676,198      41,890,985
                                                   ------------    ------------

                     Total liabilities and
                      partners' capital            $ 39,870,445    $ 42,024,785
                                                   ============    ============

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)





                                                Three Months      Three Months     Nine Months      Nine Months
                                                    Ended            Ended            Ended            Ended
                                                   9/30/96          9/30/95          9/30/96          9/30/95
                                                 -----------      -----------      -----------      -----------
REVENUES:
      Land sales                                 $      --        $      --        $ 4,010,638      $      --
      Interest on loan to affiliate                  212,500          212,500          637,500          637,500
      Interest on investments and other               19,951           18,171          109,776           53,043
                                                 -----------      -----------      -----------      -----------

                                                     232,451          230,671        4,757,914          690,543
                                                 -----------      -----------      -----------      -----------

EXPENSES:
      Cost of land sales                                --               --          2,380,847             --
      General partner fees                            90,123           69,489          271,021          207,917
      Property management fees                         9,000            9,000           27,000           27,000
      Marketing                                       16,675           10,688           77,342           35,927
      Property taxes                                  45,882           48,537          132,126          139,841
      Other operating                                 90,336          100,025          258,761          244,439
                                                 -----------      -----------      -----------      -----------

                                                     252,016          237,739        3,147,097          655,124
                                                 -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                $   (19,565)     $    (7,068)     $ 1,610,817      $    35,419
                                                 ===========      ===========      ===========      ===========

NET INCOME (LOSS) ALLOCATED TO:
      General partner                            $      (196)     $       (71)     $      (190)     $       354
      Limited partners                               (19,369)          (6,997)       1,611,007           35,065
                                                 -----------      -----------      -----------      -----------

                                                 $   (19,565)     $    (7,068)     $ 1,610,817      $    35,419
                                                 ===========      ===========      ===========      ===========


NET INCOME (LOSS) PER LIMITED
      PARTNERSHIP UNIT (based on
      50,000 units held by limited partners)     $      (.39)     $      (.14)     $     32.22      $       .70
                                                 ===========      ===========      ===========      ===========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)





                                                                    Limited Partners
                                               General        -----------------------------
                                               Partner          Number                              Total
                                               Amount           of Units           Amount           Amount
                                            ------------      ------------     ------------      ------------
BALANCE, December 31, 1995                  $    (12,601)           50,000     $ 41,903,586      $ 41,890,985

      Net Income (Loss)                             (190)             --          1,611,007         1,610,817

      Distributions to Limited Partners             --                --         (3,825,604)       (3,825,604)
                                            ------------      ------------     ------------      ------------

BALANCE, September 30, 1996                 $    (12,791)           50,000     $ 39,688,989      $ 39,676,198
                                            ============      ============     ============      ============

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)





                                                                           1996             1995
                                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $ 1,610,817      $    35,419
     Change in assets and liabilities:
        Decrease in land held for sale                                     179,117             --
        Decrease in land subject to sales agreements                     2,016,693             --
        Decrease in prepaid expenses and other                              66,451           18,435
        Decrease in payable to general partner                             (27,097)            --
        Increase (decrease) in accounts
           payable and accrued expenses                                     87,441          (67,458)
                                                                       -----------      -----------

               Net cash provided by (used in) operating activities       3,933,422          (13,604)
                                                                       -----------      -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
     Distributions to limited partners                                  (3,825,501)            --
                                                                       -----------      -----------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                  107,921          (13,604)

CASH AND CASH EQUIVALENTS, beginning of period                           1,362,963        1,329,484
                                                                       -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                               $ 1,470,884      $ 1,315,880
                                                                       ===========      ===========

PART I  -  FINANCIAL INFORMATION
--------------------------------



Item 2.       Management's Discussion and Analysis of
-------       Financial Condition and Results of Operations
              ---------------------------------------------

      Scottsdale Land Trust Limited Partnership (the Registrant) received $50,000,000 in gross proceeds from its public offering of the Units on November 23, 1988. After deducting organizational and offering expenses, including selling expenses, the financial advisory fee, property acquisition fee and due diligence expense reimbursement, the Registrant had $43,250,000 in net proceeds available for investment. The net proceeds were used to purchase the property (The Perimeter Center), fund the construction of the infrastructure and fund the $8.5 million FFCA loan, in accordance with the partnership agreement. Pursuant to the Loan Agreement, FFCA makes monthly payments of interest only to the Registrant and is current on such payments. All unexpended funds are invested in U.S. Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations). Reserves remaining in the Registrant approximate $1.3 million. These reserves may be used from time to time to pay amounts assessed by the city or county taxing authorities for developmental or other costs. Aside from the sale of land parcels, the Registrant's primary sources of revenue are interest payments received from FFCA under the Loan Agreement and interest earned on the Registrant's temporary investments. During the period, the Registrant entered into preliminary negotiations for the sale of several of the smaller land parcels located within The Perimeter Center. The Registrant cannot determine which, if any, of these negotiations will result in the sale of a land parcel and, therefore, cannot predict the timing or amount of any future cash distribution. Year-to-date distributions declared from parcel sales amounted to $3,825,604.

      Revenues for the period primarily consisted of interest earned on the FFCA loan, and remained constant as compared to the same period of the prior year. Total expenses for the period increased by $14,277 over the comparable period of the prior year due to increases in general partner fees and marketing expenses, offset partially by decreases in property taxes and other operating expenses. General partner fees increased during the period because in the comparable period of the prior year, the general partner, in its discretion, permanently waived $24,261 of the partnership management fees otherwise payable by the Registrant. Marketing costs increased by $5,987 during the period due to increased marketing efforts at The Perimeter Center. The decrease in property taxes resulted from the sale of land parcels earlier this year.

      In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature.

                     FFCA INVESTOR SERVICES CORPORATION 88-B
                     ---------------------------------------


                       BALANCE SHEET - SEPTEMBER 30, 1996
                       ----------------------------------





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

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                By FFCA MANAGEMENT COMPANY, L.P.
                                General Partner


                                By PERIMETER CENTER MANAGEMENT COMPANY
                                Corporate General Partner


      Date:    October 7, 1996           By /s/ John R. Barravecchia
                                   ---------------------------------------------
                                   John R. Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FFCA INVESTOR SERVICES CORPORATION 88-B



      Date:    October 7, 1996               By /s/ John R. Barravecchia
                                        ----------------------------------------
                                        John R. Barravecchia, President