Form 10-K405
period 1996-12-31
SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP; FFCA INVESTOR SERVICES CORP 88-B
filed 1997-03-28
CIK 824098, 824134

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    ---------
                                    FORM 10-K


(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

Commission File Number 0-17626


                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP
                                       and
                     FFCA INVESTOR SERVICES CORPORATION 88-B
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


      Delaware                                              86-0588512
----------------------                              ----------------------------
(Partnership State of                               (Partnership I.R.S. Employer
    Organization)                                         Identification No.)

       Delaware                                             86-0588514
----------------------                              ----------------------------
 (Corporation State of                              (Corporation I.R.S. Employer
    Incorporation)                                        Identification No.)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                    85255
----------------------------------------                              --------
(Address of Principal Executive Offices)                              Zip Code

Co-Registrants' telephone number, including area code:        (602) 585-4500


Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:


                          Limited Partnership Interests
                          -----------------------------
                                (Title of Class)

                     Assigned Limited Partnership Interests
                     --------------------------------------
                                (Title of Class)


         Indicate by check mark whether the Co-Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Co-Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---   ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Co-Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Co-Registrants: Not applicable.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I
Item 1.  Business.

General

         Scottsdale Land Trust Limited Partnership, a Delaware limited partnership (the "Partnership"), was organized on August 12, 1987 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was organized to (i) acquire approximately 261 gross acres of unimproved land (the "Property") in Scottsdale, Arizona, (ii) develop roads, water, sewer, drainage, utility and similar on-site and off-site improvements (collectively, the "Infrastructure") with respect to the Property, (iii) sell the Property on a parcel-by-parcel basis after construction of the Infrastructure and (iv) make a participating, first mortgage loan to Franchise Finance Corporation of America ("FFCA"), a Delaware corporation, which is an affiliate of the general partner of the Partnership, so that FFCA may acquire a parcel of land within the Property and construct an office building thereon. The general partner of the Partnership is FFCA Management Company Limited Partnership, a Delaware limited partnership (the "General Partner"). Perimeter Center Management Company ("PCMC"), a Delaware corporation, is the corporate general partner of the General Partner. The General Partner and PCMC have common ownership.

         FFCA Investor Services Corporation 88-B, a Delaware corporation and wholly-owned subsidiary of PCMC, was incorporated on August 11, 1987, to serve as the initial limited partner of the Partnership and the owner of record of the limited partnership interests in the Partnership. The limited partnership interests are assigned by FFCA Investor Services Corporation 88-B to investors in the Partnership. FFCA Investor Services Corporation 88-B conducts no other business activity. The Partnership and FFCA Investor Services Corporation 88-B are referred to collectively as the "Co-Registrants."

         The statements contained in this report, if not historical, are forward-looking statements and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words "expected", "anticipated" or "plans". Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

The Offering

         On June 14, 1988, the Co-Registrants commenced a public offering of $50,000,000 in units of assigned limited partnership interest (the "Units") in the Partnership pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended. The sale of the Units was completed on November 23, 1988, with a total of 50,000 Units sold to investors at $1,000 per Unit for a total of $50,000,000. Purchasers of the Units (the "Holders") acquired such Units from FFCA Investor Services Corporation 88-B as of that date. Subsequent to that date, no Holder has made any additional capital contribution. The Holders share in the benefits of ownership of the Partnership's assets, including its real property investments, according to the number of Units held in substantially the same manner as limited partners of the Partnership.

         After deducting organizational and offering expenses, including selling commissions, the financial advisory fee, property acquisition fee and due diligence expense reimbursement payable to Shearson Lehman Hutton Inc., the Partnership had $43,250,000 in net offering proceeds following the conclusion of the offering of the Units.

Acquisition of the Property

         On June 7, 1988, the Partnership entered into a Purchase Agreement for the Property with The Westcor Company II Limited Partnership, an Arizona limited partnership ("Westcor II"). The Property was purchased by the Partnership on December 1, 1988, with the Partnership paying $23,059,027 to Westcor II, and $854,158 in capitalized closing costs, for a total acquisition price of $23,913,185 (including certain reimbursements).

The FFCA Loan

         On December 29, 1988, the Partnership entered into an Acquisition, Construction and Term Loan Agreement (the "Loan Agreement") with FFCA, under which the Partnership agreed to loan FFCA up to a maximum of $8,500,000 for the acquisition of a 4.6-acre parcel of land within the Property (the "FFCA Parcel") and the construction of an office building thereon (the "FFCA Office Building"). (The loan for the acquisition of the FFCA Parcel and the construction of the FFCA Office Building is referred to hereafter as the "Acquisition and Construction Loan.") On the same date, FFCA purchased the FFCA Parcel from the Partnership at a purchase price of $704,214, which amount was advanced to FFCA under the Acquisition and Construction Loan. The purchase price of the FFCA Parcel was determined by independent appraisal to be the fair market value of the parcel.

         Construction of the FFCA Office Building was completed during April 1990 and the maximum $8,500,000 was advanced to FFCA under the Acquisition and Construction Loan. The FFCA Parcel purchase price of $704,214 did not include the portion of the cost of the Infrastructure which was allocated to the FFCA Parcel when such Infrastructure was completed. The construction of the Infrastructure was substantially completed by the end of the second quarter in 1990, therefore, such allocable portion was added to the amount drawn by FFCA under the Loan Agreement. The total amount allocated to FFCA was $197,371. In accordance with generally accepted accounting principles, the sale of the parcel to FFCA will be recognized when the amounts loaned to FFCA are repaid to the Partnership.

         Pursuant to the terms of the Loan Agreement, upon expiration of the term of the Acquisition and Construction Loan in April 1990, the outstanding principal balance thereunder was converted into a long-term permanent loan (the "Permanent Loan"). The term of the Permanent Loan is ten years and provides for payments of interest only, at a rate of ten percent per year, until maturity, at which time the full principal amount must be repaid to the Partnership. The maturity date of the Permanent Loan is May 1, 2000. FFCA is obligated to pay this interest on a monthly basis for interest accrued in the previous month. The Permanent Loan also provides for the payment of additional interest ("Additional Interest") upon maturity based upon the increase, if any, in the value of the FFCA Office Building. The amount of Additional Interest, if any, to be paid by FFCA to the Partnership will equal the greater of (i) 30% of the increase in the value of the FFCA Office Building (including the FFCA Parcel) at the time of maturity of the Permanent Loan or (ii) $1,130,000. The obligations of FFCA under the Loan Agreement are guaranteed by the General Partner. During 1996, 1995 and 1994, FFCA made all payments of interest on a timely basis. The payments were paid to, and monitored by, an independent trustee on behalf of the Partnership.

         The FFCA Office Building influences the quality and style of further development of the Property, which is known as "The Perimeter Center." The FFCA Office Building contains approximately 56,000 square feet of office space and approximately 40,000 square feet of subterranean parking.

         Currently, FFCA is obligated under the Loan Agreement for monthly interest payments to the Partnership. The failure of FFCA to perform its obligations under the Loan Agreement would have a material adverse effect on the Partnership since the Partnership anticipates using the payments under the Loan Agreement, in addition to the reserve established from the net proceeds of the offering of the Units, and the interest earned on such reserve to meet its operating expenses. FFCA is a self-administered real estate investment trust which invests in chain restaurant real estate throughout the United States. FFCA's common stock is listed and traded on the New York Stock Exchange under the symbol "FFA."

Marketing and Sales Programs

         The Partnership has implemented a marketing program in cooperation with state and local economic development agencies and the real estate brokerage community for recruitment of new and expanding businesses to The Perimeter Center. The first phase of the plan was directed toward the local market through a mailing to local companies to develop an interest in The Perimeter Center, followed by a personal call or visit to follow up with interested parties. One of these companies, TNT Bestway Transportation Inc. ("TNT Bestway"), purchased a 4.8-acre parcel of land in The Perimeter Center for a sales price of approximately $1 million on February 6, 1996 for the relocation of their office from downtown Phoenix. The transaction also gave TNT Bestway an option to purchase an additional 6.5 adjacent acres through August 1998. TNT Bestway intends to construct a 50,000 square foot office building with a planned occupancy date in 1998.

         A second parcel sale was completed with Pacesetter, Inc., a subsidiary of St. Jude Medical Inc., on January 17, 1996. Pacesetter, Inc. purchased an 11.8-acre parcel for a price of approximately $2.6 million with a right of first refusal and option to purchase an additional 6 adjacent acres through January 1999. On February 2, 1996, Pacesetter, Inc. began construction on a 62,000 square foot chip manufacturing plant to produce computer chips for use in its pacemakers and on February 10, 1997, held its grand opening. This biomedical facility will employ over three hundred people.

         On June 18, 1996, G & D Partnership closed on 1.6-acres and built general offices for their corporate headquarters. The sales price for the land was approximately $440,000. G & D Partnership, a construction company in the Southwest, will have its grand opening in April 1997.

         On December 23, 1996, Integrated Circuit Engineering, an international company involved in the research and development of computer chips and wafer fabrication, purchased 3.5-acres for approximately $1 million. Currently they are building a 27,000 square foot building to serve as their headquarters and a research and development facility.

         Subsequent to December 31, 1996, there were additional parcel sales at The Perimeter Center. As of March 14, 1997, the Partnership's 1997 parcel sales totaled 10.1 acres of land to three companies for a total sales price of approximately $2.9 million. The sites will include a medical and dental facility, a marketing headquarters and office space. Through March 14, 1997, the Partnership sold approximately 32 acres of land to unaffiliated third parties (excluding the 4.6 acre parcel of land for the FFCA Parcel). The remaining acreage to be sold approximates 163 acres.

         A second major marketing emphasis was conducted through personal calls to expanding companies located in the Scottsdale Industrial Airpark, which is located within two miles of The Perimeter Center. The Scottsdale Industrial Airpark is a mixed use commercial and industrial park and is the nearest competitor to The Perimeter Center. Through the Scottsdale Chamber of Commerce, the General Partner anticipates creating an increased interest in such companies to relocate or expand to The Perimeter Center.

         The third emphasis of the Partnership's marketing approach is to target the real estate brokerage community and continually update the plat maps on new purchases. Mailings, faxes and an ad campaign continue to promote The Perimeter Center. The General Partner believes that there is currently a vacancy rate in North Scottsdale of approximately 3% in office space. The General Partner believes this will result in additional interest for potential purchases at The Perimeter Center.

Development of the Property

         The Partnership's primary investment objective is to achieve capital appreciation of the Property through the development of the unimproved land therein and the subsequent sale of such improved land on a parcel-by-parcel basis. Improvement of the Property has primarily been accomplished by implementing a master plan for the development of the Property, developing the

Infrastructure and financing the acquisition of land and the construction of the FFCA Office Building.

         To enhance and protect the value of the Property, the Partnership has prepared and recorded certain conditions, covenants and restrictions concerning land use which consist of general guidelines for the orderly development and improvement of the Property. These guidelines address such land use concerns as excavation, landscaping, signs, parking areas, setbacks, artwork, building materials and construction designs, exterior lighting and access to utilities. A property owners' association (Perimeter Center Owners Association, Inc., an Arizona nonprofit corporation) has been formed to further enhance the development of the Property.

         Approximately $9,000,000 of the proceeds from the offering has been used to construct the Infrastructure, including roads, water, sewer, drainage, sidewalks, bike paths, equestrian trails and other infrastructure. The construction of the Infrastructure was completed in 1990. To the extent permitted by local government authorities and utility companies, telephone, electrical and cable television lines serving the Property have been placed underground to enhance the appearance and development of the Property. The General Partner believes that such Infrastructure will benefit the Property and its development and sale. The General Partner does not anticipate any material additions to the cost of the Infrastructure.

         In 1989, the City of Scottsdale announced plans to build a temporary four-lane road along the future Outer Loop freeway route. It is tentatively anticipated that construction of this Freeway will be completed in 2003, subject to receipt of specially allocated sales tax revenue. The estimated completion date may be accelerated because the Arizona Department of Transportation revenue is currently more than the amount included in the original projections. A portion of the Pima freeway has been funded to the year 2000 to Frank Lloyd Wright Boulevard, about 1 mile south of The Perimeter Center; from Frank Lloyd Wright Boulevard to Scottsdale Road, the proposed schedule is for the year 2003. Two major projects are being built to the West of The Perimeter Center which could accelerate the completion of the freeway, the Sumitomo computer chip plant and the Mayo Clinic Hospital.

Management Contract

         In accordance with its partnership agreement, the Partnership entered into an exclusive management contract (the "Management Agreement") with Westcor II to develop the Infrastructure and to manage the Property. The following paragraph summarizes certain provisions of the Management Agreement, which is referenced in the Exhibit section to this Report. Such summaries are not intended to be complete, and reference is hereby made to the Management Agreement for further detail.

         Westcor II receives certain fees under the Management Agreement in connection with the management of the Property. Westcor II provides such property management services on an exclusive basis pursuant to the terms of the Management Agreement. During 1996, 1995 and 1994, Westcor II received approximately $36,000 each year in fees from the Partnership under the Management Agreement, in accordance with the 1994 amendment to the original Management Agreement. The 1994 amendment provided that the property management fee be reduced from $125,000 per year to $36,000 per year. The Management Agreement is renewable annually unless canceled at the discretion of the Partnership or Westcor II.

Parcel Leasing

         Although it is not currently anticipated, the Partnership may develop or lease Parcels to take advantage of development opportunities but will not build office or other buildings which have not been partially pre-leased prior to the commencement of construction. The General Partner's policy will be to receive leasing commitments representing at least 25% of the space available for leasing prior to commencement of construction. Construction would be commenced with a lesser percentage of commitments only in rental markets which indicate, in the General Partner's opinion, sufficient demand. Such development may be financed through cash reserves of the Partnership, debt secured by the developed parcel or other available sources of capital. The Partnership may also enter into participating or non-participating subordinated or unsubordinated ground leases to encourage development of the Property. No such leases are currently under consideration.

Competition

         The Partnership's major source of competition for a corporate relocation are the major cities in the southwest such as Denver, Salt Lake City, Las Vegas and Albuquerque. In the greater Phoenix area, Tempe's Papago Park Center, the Arizona State University Research Park and Phoenix's Sky Harbor Center are the major competitors for relocation sites. These corporate centers offer tax abatements (subject to the applicant's qualification) as they are located on city land, an incentive not available to The Perimeter Center in Scottsdale. These three corporate centers, however, offer only leased land which gives The Perimeter Center an advantage with those companies interested in purchasing property.

         The nearest competition to The Perimeter Center is the Scottsdale Industrial Airpark (the "Airpark"). The Airpark tends to attract heavier industrial users on the property and has pricing competitive with The Perimeter Center's lower-end parcels. The Perimeter Center, by contrast, is intended to be developed with non-industrial type companies.

Real Estate Activities Near The Perimeter Center

         A number of large residential housing projects are underway or in the planning stages in the North Scottsdale area within a two-mile radius of The Perimeter Center. One mile east of The Perimeter Center is West World, a facility open to the public which offers western-type shows, rodeos, horse facilities, food and musical entertainment. West World hosts such events as the Scottsdale Arabian Horse Show and Auction and the Barrett Jackson Classic Auto Auction. One-half mile east of West World, a major residential community of 4,400 homes called McDowell Mountain Ranch is under development by Newhall Land & Farming Company of California.

         To the north and northeast of The Perimeter Center are properties under development as planned residential communities with homes ranging in price from $150,000 to over $1,000,000, as well as adjoining golf courses. Further north are the Boulders resort, Troon North golf course, Troon Country Club, Desert Mountain golf course and Desert Highlands golf course, all with residential real estate.

         One-half mile west of The Perimeter Center is the Scottsdale Tournament Players Club with two golf courses, the Desert Course and the Stadium Course which is the site of the Phoenix Open Golf Tournament held each January. The City of Scottsdale owns 80 acres adjacent to The Perimeter Center which is reserved for temporary parking for the Phoenix Open. The Greenway/Hayden Loop Bridge was constructed between the Desert and Stadium courses which provides for an alternate and convenient route from The Perimeter Center to Frank Lloyd Wright Boulevard. Forty acres adjacent to The Perimeter Center is being developed by Coventry Homes, a Del Webb subsidiary, with 174 homes ranging in price from $165,000 to $185,000.

         In addition, a number of construction projects are planned, under construction or completed one mile south of The Perimeter Center, including a 350-unit luxury apartment complex, a business motel, and two new retail centers including Target, TJ Maxx, Albertson's, Fry's, and other retail stores, as well as a 14-screen multiplex theater and numerous restaurants including McDonald's, Wendy's, Taco Bell, Boston Market, Subway, Earls restaurant and Los Olivos Mexican restaurant.

         All of the above-mentioned development is planned to result in, within a two-mile radius of The Perimeter Center, several new housing developments; freeway access with the completion of the Outer Loop freeway; and convenient shopping, entertainment and dining facilities to make The Perimeter Center a premier location for corporate offices.

Additional Information

         Compliance with federal, state and local law regarding the discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected to have, any adverse effect upon capital expenditures, earnings or the competitive position of the Partnership. The Partnership is not presently a party to any litigation or administrative proceeding with respect to its compliance with such environmental standards. In addition, the Partnership does not anticipate being required to expend any funds in the near future for environmental protection in connection with its respective operations.

         The Partnership does not believe that any aspect of its business is significantly seasonal in nature.

         No portion of the Partnership's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States Government. The Partnership does not manufacture any products and therefore does not require any raw materials in order to conduct their business.

         The Partnership and FFCA Investor Services Corporation 88-B (the initial limited partner) have no employees.

Item 2.  Properties.

         Upon completion of the Partnership's public offering and acquisition of the Property, the Partnership owned debt-free approximately 261 gross acres of improved land located at the northwest corner of the intersection of Bell and Pima Roads in Scottsdale, Arizona which is zoned for commercial development. Approximately 75% of the Property's gross acres constitute net acres available for sale or lease after the deduction of land dedicated for rights-of-way for streets and other land not available for development. Infrastructure in place includes gas, sewer, water, electricity, telephone, and all streets, curbs, gutter and sidewalk work. At March 14, 1997, the Property consists of approximately 163 acres available for sale. In 1996 and through March 14, 1997, parcels were sold for between $4.83 and $7.50 per square foot. The Property is north of downtown Scottsdale, Arizona and approximately two miles from the Scottsdale Airport, a business commuter terminal. The following is a description of the Property transactions completed as of March 14, 1997.

         FFCA Office Building

         On December 29, 1988, FFCA entered into an $8,500,000 Acquisition, Construction and Term Loan Agreement for the acquisition of a 4.6-acre parcel of land and the construction of an office building thereon containing approximately 56,000 square feet of office space, approximately 10,000 square feet for display by the Fleischer Museum, and approximately 40,000 square feet of subterranean parking. The construction of the Office Building was completed in April 1990. FFCA is a self-administered real estate investment trust which invests in chain restaurant real estate throughout the United States.

         Pacesetter, Inc.

         The sale transaction with Pacesetter, Inc., a subsidiary of St. Jude Medical, Inc. based in St. Paul, Minnesota, was completed on January 17, 1996. It involved the sale of an 11.8-acre parcel for a price of approximately $2.6 million. The transaction also gives Pacesetter, Inc. a right of first refusal and option to purchase an additional 6 adjacent acres through January 1999. The new site is part of St. Jude Medical, Inc.'s plans to expand its pacemaker business. Construction of the new facility was completed in February 1997.

         TNT Bestway Transportation, Inc.

         The sale transaction with TNT Bestway Transportation Inc. was completed on February 6, 1996. It involved the sale of a 4.8-acre parcel for a sales price of approximately $1 million. The transaction also gives TNT Bestway an option to purchase an additional 6.5 adjacent acres through August 1998. The site will become the freight transportation company's regional office, covering California to Texas.

         G & D Partnership

         The sale transaction with G & D Partnership was completed on June 18, 1996. It involved the sale of a 1.64-acre parcel for a sales price of approximately $440,000. G & D Partnership operates a construction company in the Southwest and will be building their corporate headquarters on the site.

         Integrated Circuit Engineering Corporation

         The sale transaction with Integrated  Circuit  Engineering  Corporation
(ICE) was completed on December 23, 1996. It involved the sale of a 3.8-acre parcel for a sales price of approximately $1 million. ICE serves the
semiconductor  industry  through  market  research,  consulting,   publications,
seminars and semiconductor laboratory services. The new site will be the corporation's world headquarters.

         Coyote View Plaza, L.L.C.

         The sale transaction with Coyote View Plaza L.L.C. was completed on January 15, 1997. It involved a 2.1-acre parcel which sold for approximately $500,000. The new site will be a medical and dental facility.

         Rhymes Transaction

         The sale transaction with Douglas Rhymes was completed on February 20, 1997. It involved the sale of a 1.8-acre parcel for a sales price of approximately $600,000. The new site will be the corporate headquarters for Discover the World Marketing which outsources marketing activities for the airline industry throughout the world. An 18,000 square foot facility will be built, a portion of which will be office space for rent.

         Cornwell Financial Corporation

         The sale transaction with Cornwell Financial Corporation was completed on February 28, 1997. It involved the sale of two parcels of land totaling 6.2 acres for a sales price of approximately $1.8 million. Cornwell Financial Corporation develops office space.

Item 3.  Legal Proceedings.

         Neither the Co-Registrants nor their properties are parties to, or subject to, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1996.

                                     PART II

Item 5.  Market for Co-Registrants' Units and Related Security Holder Matters.

         Market Information. During 1996, there was no established public trading market for the Units, and it is unlikely that an established public trading market for the Units will develop.

         Holders. As of March 14, 1997, there were 3,136 record holders of the Units.

         Distributions. In accordance with the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), the Partnership made no cash distributions to the Holders in fiscal years 1995 or 1994. The following cash distributions were made in 1996 from proceeds received on the sale of land parcels during 1996:

           Date of          Number                Per Unit               Total
        Distribution        of Units          Distributions        Distributions
        ------------        --------          -------------        -------------

        March 31            50,000                $70.37             $3,518,500
        June 30             50,000                  6.14                307,000
        September 30        50,000                   -                      -
        December 31         50,000                 18.79                939,500
                                                  ------            -----------

                                                  $95.30             $4,765,000
                                                  ======             ==========

         Adjusted Capital Contribution is defined in the Partnership Agreement as the Holder's initial capital contribution reduced to not less than zero by cash distributions to the Holders (a) from Parcel Revenues (as defined in the Partnership Agreement), (b) from Sale or Refinancing Proceeds (as defined in the Partnership Agreement), (c) from any principal payments received from the Acquisition and Construction Loan and the Permanent Loan or any other loan by the Partnership, or (d) classified as a return of capital under generally accepted accounting principles. The Adjusted Capital Contribution of the Holders was $923.49 per Unit as of December 31, 1996.

         The primary source of cash distributions in the future is expected to be from the sale or lease of parcels of the Property. Generally, net proceeds received from the sale or lease of the parcels of the Property will be distributed 100% to the Holders to the extent of the Adjusted Parcel Investment (as defined in the Partnership Agreement) of each parcel, plus a preferred return on the Adjusted Parcel Investment equal to a cumulative, non-compounded return of ten percent per annum. Thereafter, approximately 50% of any remaining proceeds will be distributed to the Holders. The Adjusted Parcel Investment, as defined in the Partnership Agreement, is generally an amount which approximates the capital contributions of the Holders invested in a parcel, including a proportionate amount of allocable front-end fees paid in connection with the organization of the Partnership, the offering and sale of the Units and the acquisition of the Property. Distribution of the proceeds from the sale or refinancing of parcels of the Property or of revenues from leased parcels, if any, are anticipated to be made at such times as the General Partner deems appropriate and in the best interest of the Partnership. The General Partner may withhold distributions if necessary or appropriate for the conduct of the Partnership's business or for the construction of buildings for other improvements on parcels in the Property. For a complete description of the manner in which the disbursable cash of the Partnership and proceeds from the sale or refinancing of the parcels comprising the Property will be distributed and the manner in which the profits, gains, losses, deductions and credits of the Partnership will be allocated, reference is hereby made to Article Four of the Partnership Agreement referenced as Exhibit 4 to this Report.

Item 6.  Selected Financial Data.

         The following selected financial data should be read in conjunction with the Financial Statements and the related notes attached as an exhibit to this Report.

                                            Year Ended December 31,

                                   1996           1995           1994           1993            1992
                               ------------   ------------   ------------   ------------    ------------
Revenues                       $  5,981,588   $    920,426   $    892,589   $    889,361    $    927,138
Net Income (Loss)                 1,974,758         46,044        153,430       (407,529)       (599,703)
Net Income (Loss) Per
   Limited Partnership Unit           39.49            .91           3.04          (8.07)         (11.87)
Total Assets                     40,259,651     42,024,785     41,989,599     41,858,418      42,445,522
Distributions of Cash from
    Operations to Holders         4,765,456           --             --             --              --
Distributions of Cash from
    Operations Per Unit               95.30           --             --             --              --
Return of Capital to Holders           --             --             --             --              --
Return of Capital Per Unit             --             --             --             --              --

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
               of Operations.

Liquidity and Capital Resources

         The Partnership received $50,000,000 in gross proceeds from its public offering of the Units on November 23, 1988. After deducting organizational and offering expenses, including selling expenses, the financial advisory fee, property acquisition fee and due diligence expense reimbursement payable to Shearson Lehman Hutton Inc., the Partnership had $43,250,000 in net proceeds available for investment. On December 1, 1988, the Partnership used $23,913,185 to acquire the Property. The remaining net offering proceeds were used to complete the construction of the Infrastructure and to fully fund the loan to FFCA for the FFCA Office Building and establish an initial reserve of approximately $2,800,000. Interest payments under the Loan Agreement with FFCA and interest earned on the Partnership's reserves have been the Partnership's primary sources of revenue in 1995 and 1994. The Partnership's primary source of revenue in 1996 was from land sales.

         It is anticipated that the Partnership's revenues along with remaining reserves of approximately $1.3 million at December 31, 1996, to the extent required, will be sufficient to pay the Partnership's operating expenses in 1997 and that cash proceeds from the sale of parcels will be available for distribution to the Holders. At December 31, 1996, the Partnership had cash and marketable securities with a maturity of three months or less aggregating
$2,418,201 of which $939,500 was paid out to the Holders in February 1997 as their fourth quarter 1996 distribution, and the remainder of which will be held by the Partnership for reserves. The liquidity of the Partnership may be adversely affected by a significant increase in property taxes levied on the Property and an increase in expenses associated with the maintenance of the Property. There can be no assurance that the income of the Partnership and the amount of the reserve established by the Partnership will be sufficient to meet the Partnership's operating expenses in the future. Although not currently anticipated, the General Partner has the power to borrow funds on behalf of the Partnership if it deems such borrowing to be in the best interests of the Partnership. In connection with such borrowing, the General Partner may mortgage, pledge or otherwise encumber the assets of the Partnership, including the Property. There is no assurance, however, that a lender would be willing to loan money to the Partnership on a non-recourse basis.

         During 1996, the Partnership sold four parcels of land which provided for cash sales prices aggregating approximately $5 million for 22 acres of land to unaffiliated third parties. The parcels had a total original cost of approximately $2.8 million and closing and other costs of approximately $240,000. These parcel sales resulted in gains of approximately $2 million. Distributions declared from the parcel sales amounted to $4,765,456 in 1996.

         At December 31, 1996, the Partnership had five parcels of land (approximately 21.4 acres) with an aggregate cost of approximately $3 million under contract for sale for approximately $5.7 million to unaffiliated third parties. One contract provides for a right of first refusal on an additional 9.4 acres (two parcels) of land for a period of up to two years on one parcel and up to three years on the other parcel. Subsequent to December 31, 1996, the Partnership closed the sale of three of these parcels and recognized a gain of approximately $975,000. Approximately 163 acres remain available for sale within The Perimeter Center and the Partnership has entered into preliminary negotiations for the sale of several of the smaller land parcels. The Partnership cannot determine which, if any, of these negotiations will result in the sale of a land parcel and, therefore, cannot predict the timing or amount of any future cash distributions.

         The General Partner knows of no other trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

         FFCA Investor Services Corporation 88-B serves as the initial limited partner of the Partnership and the owner of record of the limited partner interests in the Partnership, the rights and benefits of which are assigned by FFCA Investor Services Corporation 88-B to investors in the Partnership. FFCA Investor Services Corporation 88-B has no other business activity and has no capital resources.

Results of Operations

Fiscal Year Ended December 31, 1996 Compared to
    Fiscal Year Ended December 31, 1995

         Total revenues were $5,981,588 for the year ended December 31, 1996 as compared to $920,426 for the year ended December 31, 1995. The increase in revenues relates primarily to land sales of $5 million and to an increase in interest income earned on temporary investment securities held during the year resulting from land sale proceeds invested, prior to distribution to the limited partners.

         Total expenses increased to $4,006,830 for the year ended December 31, 1996 from $874,382 for the year ended December 31, 1995. The increase primarily represents the cost of land sales aggregating $3,036,171, which includes the original land and infrastructure costs totaling $2,797,923 and costs totaling $238,248 related to closing the sales transactions. In addition, General Partner fees were higher in 1996 than in 1995 because the General Partner, in its discretion, permanently waived approximately $109,000 of the partnership management fees otherwise payable by the Partnership in 1995. Marketing costs also increased from $67,737 in 1995 to $81,436 in 1996 related to increased marketing efforts at The Perimeter Center. The decrease in property taxes from $186,455 in 1995 to $175,626 in 1996 resulted from the sale of land parcels during 1996.

Fiscal Year Ended December 31, 1995 Compared to
    Fiscal Year Ended December 31, 1994

         Total revenues were $920,426 for the year ended December 31, 1995 as compared to $892,589 for the year ended December 31, 1994. The increase in revenues relates to an increase in interest earned on temporary investments due to higher interest rates earned on these investments.

         Total expenses increased to $874,382 for the year ended December 31, 1995 from $739,159 for the year ended December 31, 1994. The increase of approximately $135,000 is due to increases in General Partner fees, marketing costs and property taxes. The General Partner, in its discretion, waived approximately $109,000 of the partnership management fee in 1995 and $212,000 in 1994. The waiver was granted in order to reduce the Partnership's reliance on cash reserves to fund operations. Marketing costs increased from $14,030 in 1994 to $67,737 in 1995 related to increased marketing efforts by the Partnership. Property taxes amounted to $186,455 in 1995 as compared to $150,247 in 1994. Property tax expense in 1994 was lower than in 1995 due to a refund of 1993 taxes approximating $30,000 received in 1994 as a result of a successful tax appeal.

Inflation

         Inflation in future periods may tend to cause capital appreciation of land in general; however, the value of any particular land, including the Property, may increase at a rate different from the inflation rate or decrease based upon other factors, such as the demand for land in the area where the particular land is located and the availability of comparable land in the same area. If the Partnership decides to lease parcels of the Property, capital appreciation may cause an increase in the amount of lease payments due under future leases just as it may cause an increase in the value of the land. Inflation may, however, have an adverse impact on the profitability of the Partnership because of increases in its operating expenses, as well as any possible lessees' operating expenses.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements of the Co-Registrants required by Regulation S-X are attached to this Report. Reference is made to Item 14 below for an index to the financial statements and financial statement schedule.

Item 9.  Disagreements on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers.

         The Partnership, the General Partner and the Company have no directors or executive officers. PCMC is the corporate general partner and Morton H. Fleischer is an individual general partner of the General Partner. The General Partner has responsibility for all of the Partnership's operations. The directors and executive officers of PCMC and FFCA Investor Services Corporation 88-B are as follows:


PCMC

                                    Directors
             Name                                     Position Held Since
             ----                                     -------------------


Morton H. Fleischer                                           1993

                                    Officers

                                                                                   Associated With
Name                                        Positions Held                           PCMC Since
----                                        --------------                           ----------
Morton H. Fleischer                 President and Chief Executive Officer               1993
John R. Barravecchia                Executive Vice President, Chief Financial Officer,
                                    Treasurer and Assistant Secretary                   1993
Christopher H. Volk                 Executive Vice President, Chief Operating
                                    Officer, Secretary and Assistant Treasurer          1993
Dennis L. Ruben                     Executive Vice President, General Counsel
                                            and Assistant Secretary                     1994
Stephen G. Schmitz                  Executive Vice President, Chief Investment
                                            Officer and Assistant Secretary             1995
Catherine F. Long                   Senior Vice President-Finance, Principal
                                    Accounting Officer, Assistant Secretary
                                            and Assistant Treasurer                     1993

FFCA INVESTOR SERVICES CORPORATION 88-B

                                    Director
               Name                                   Position Held Since
               ----                                   -------------------

Morton H. Fleischer, Chairman                               1986

                                    Officers

                                                                                                 Position Held
               Name                                       Positions Held                              Since
               ----                                       --------------                              -----
Morton H. Fleischer                           Chairman of the Board of Directors                      1986
John R. Barravecchia                          President, Secretary and Treasurer                      1990
Christopher H. Volk                           Vice President, Assistant Secretary and                 1994
                                              Assistant Treasurer

         All of the foregoing directors and executive officers have been elected to serve a one year term and until their successors are elected and qualified. There are no arrangements or understandings between or among any of the officers or directors and any other person pursuant to which any officer or director was selected as such. There are no family relationships among any directors and officers.

Business Experience

         The business experience during the past five years of each of the above directors and executive officers is as follows:

         Morton H. Fleischer, age 60, served as a director, President and Chief Executive Officer of PCMC since 1993, and as Chairman of the Board of FFCA Investor Services Corporation 88-B since 1986. Mr. Fleischer also serves as President, Chief Executive Officer and Chairman of the Board of Franchise Finance Corporation of America, a Delaware corporation ("FFCA") having previously served as a director, President and Chief Executive Officer of Franchise Finance Corporation of America I ("FFCA I"), a predecessor of FFCA, from 1980 to 1994. Mr. Fleischer is an individual general partner of the General Partner, and is a general partner (or general partner of a general partner) of the following public limited partnerships: Participating Income Properties 1986, L.P.; Participating Income Properties II, L.P. and Participating Income Properties III Limited Partnership.

         John R. Barravecchia, age 41, served as President, Secretary and Treasurer of FFCA Investor Services Corporation 88-B since 1990. He served as Chief Financial Officer of PCMC since 1993 and as Senior Vice President and Treasurer since 1994. In 1995, Mr. Barravecchia was named Executive Vice
President of PCMC. Mr. Barravecchia currently serves as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of FFCA and served in various capacities for FFCA I from 1984 to 1994. He was appointed Vice President and Chief Financial Officer of FFCA I in December 1986, and Senior Vice President in October 1989. Mr. Barravecchia was elected as a director of FFCA I in March 1993 and Treasurer in December 1993. Prior to joining FFCA I, Mr. Barravecchia was associated with the international public accounting firm of Arthur Andersen LLP.

         Christopher H. Volk, age 40, served as Vice President, Assistant Secretary and Assistant Treasurer of FFCA Investor Services Corporation 88-B since 1994, and served as Secretary of PCMC since 1993 and Senior Vice President--Underwriting and Research since 1994. In 1995, Mr. Volk was named Executive Vice President and Chief Operating Officer of PCMC. Mr. Volk currently serves as Executive Vice President, Chief Operating Officer, Secretary and Assistant Treasurer of FFCA. He joined FFCA I in 1986 and served in various capacities in FFCA I's capital preservation and underwriting areas prior to being named Vice President-Research in October 1989. In December 1993, he was appointed Secretary and Senior Vice President-Underwriting and Research of FFCA I, and he was elected as a director of FFCA I in March 1993. Prior to joining FFCA I, Mr. Volk was employed for six years with the National Bank of Georgia, where his last position was Assistant Vice President and Senior Correspondent Banking Credit Officer. Mr. Volk is a member of the Association for Investment Management and Research and the Phoenix Society of Financial Analysts.

         Dennis L. Ruben, age 44, served as Senior Vice President and General Counsel for PCMC since 1994. Mr. Ruben was named Executive Vice President, General Counsel and Assistant secretary of PCMC in February 1997. He currently serves in the same capacity for FFCA and served as attorney and counsel for FFCA I from 1991 to 1994. In December 1993, he was appointed Senior Vice President and General Counsel of FFCA I. Prior to joining FFCA I, Mr. Ruben was associated with the law firm of Kutak Rock from 1980 until March 1991. Mr. Ruben became a partner of Kutak Rock in 1984. Mr. Ruben has been admitted to the Iowa, Nebraska and Colorado bars.

         Stephen G. Schmitz, age 42, served as Senior Vice President-Corporate Finance of PCMC since January 1996. He was named Executive Vice President, Chief Investment Officer and Assistant Secretary of PCMC in February 1997. He currently serves in the same capacity for FFCA. Mr. Schmitz served in various positions as an officer of FFCA I from 1986 to June 1, 1994. Prior to joining FFCA I, Mr. Schmitz was a commercial lender with Mellon Bank in Pittsburgh, where his last position was Vice-President and Section Manager.

         Catherine F. Long, age 40, served as Vice President--Finance and Principal Accounting Officer of PCMC since 1994, and Vice President from 1993 to 1994. In February 1997 she was named Senior Vice President-Finance of PCMC. She currently serves as Senior Vice President-Finance, Principal Accounting Officer, Assistant Secretary and Assistant Treasurer of FFCA and served as Vice President-Finance of FFCA I from 1990 to 1993. In December 1993, she was appointed Principal Accounting Officer of FFCA I. From December 1978 to May 1990, Ms. Long was associated with the international public accounting firm of Arthur Andersen LLP. Ms. Long is a certified public accountant and is a member of the Arizona Society of Certified Public Accountants.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Co-Registrants during fiscal year 1996 and Forms 5 and amendments thereto furnished to the Co-Registrants with respect to fiscal year ended December 31, 1996 (the "Forms"), and any written representations by the directors and executive officers of FFCA Investor Services Corporation 88-B and PCMC, the Co-Registrants have not identified herein any such person that failed to file on a timely basis the Forms required by Section 16(a) of the Securities Exchange Act of 1934 for fiscal year 1996.

Item 11. Executive Compensation.

         Pursuant  to   provisions   contained  in  the   agreement  of  limited
partnership which governs the Partnership, the officers and directors of PCMC serve in such capacities without remuneration from the Partnership.

         The Partnership is required to pay a partnership management fee and a subordinated incentive share of sale or refinancing proceeds or parcel revenues to the General Partner, and the General Partner is entitled to receive a share of cash distributions, when and as made to the Holders and a share of profits and losses. Reference is made to Note 7 of the Notes to the Financial Statements of the Partnership which are filed with this Report for a description of the fees paid to the General Partner in 1996.

         FFCA Investor Services Corporation 88-B serves as assignor and initial limited partner without compensation from the Partnership. It is not entitled to any share of the profits, losses or cash distributions of the Partnership. The director and officers of FFCA Investor Services Corporation 88-B serve without compensation from FFCA Investor Services Corporation 88-B or the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         As of December 31, 1996, no person or group was known by the Partnership to own directly or beneficially more than 5% of the outstanding Units of the Partnership.

         The General Partner of the Partnership and its general partners owned no Units as of December 31, 1996. The directors and officers of the General Partner's corporate general partner, PCMC, individually and as a group, owned less than 1% of the Units as of December 31, 1996. PCMC is owned by Morton H. Fleischer.

         FFCA Investor Services Corporation 88-B has an interest in the Partnership as a limited partner and it serves as the owner of record of all of the limited partnership interests assigned by it to the Holders. However, FFCA Investor Services Corporation 88-B has no right to vote its interest on any matter and it must vote the assigned interests as directed by the Holders. FFCA Investor Services Corporation 88-B is wholly owned by PCMC.

Item 13. Certain Relationships and Related Transactions.

         Since the beginning of the Co-Registrants' last fiscal year, there have been no significant transactions or business relationships among the Co-Registrants, the General Partner and PCMC or their affiliates or their management other than those described in Items 1, 7, 10 and 11 above.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         The following documents are filed as part of this Report:

         1.       Financial Statements

                  The Partnership

                  Report of independent public accountants
                  Balance Sheets as of December 31, 1996 and 1995 Statements of Operations for the years ended
                    December 31, 1996, 1995 and 1994
                  Statements of Changes In Partners' Capital for the
                    years ended December 31, 1996, 1995 and 1994
                  Statements of Cash Flows for the years ended
                    December 31, 1996, 1995 and 1994
                  Notes to Financial Statements

                  FFCA Investor Services Corporation 88-B

                  Report of independent public accountants
                  Balance Sheet as of December 31, 1996
                  Notes to Balance Sheet

         2.       Financial Statement Schedules

                  Schedule III-Schedule of Real Estate as of
                    December 31, 1996

                           All other  schedules  are omitted  since they are not
                  required, are inapplicable, or the required information is included in the financial statements or notes thereto.

         3.       Exhibits

                  99.  Annual  Portfolio  Valuation of Cushman & Wakefield as of
                    December 31, 1996.

                           Pursuant to Rule 12b-32 under the Securities Exchange
                  Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission on March 31, 1994 as exhibits to the Co-Registrants' Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 0-17626, are incorporated herein by this reference.
                                                                       Form 10-K
                                                                      Exhibit No
                                                                      ----------

                           First Amendment to Exclusive Management        10.1
                           Agreement    by   and    between    the
                           Partnership  and The Westcor Company II
                           Limited Partnership, dated May 1, 1990.

                           Second     Amendment    to    Exclusive        10.2
                           Management Agreement by and between the
                           Partnership  and The Westcor Company II
                           Limited  Partnership,  dated January 1,
                           1994.

                           Pursuant to Rule 12b-32 under the Securities Exchange
                  Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission on March 24, 1989 as exhibits to the Co-Registrants' Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 33-18041, are incorporated herein by this reference.

                                                                      Form 10-K
                                                                     Exhibit No.
                                                                     -----------

                           The  Amended and  Restated  Certificate         4
                           and  Agreement  of Limited  Partnership
                           which governs the Partnership, as filed
                           with the Secretary of State of Delaware
                           on November 23, 1988.

                           Acquisition, Construction and Term Loan        10
                           Agreement    by   and    between    the
                           Partnership   and   Franchise   Finance
                           Corporation  of  America,  dated  as of
                           December 29, 1988.

                           Pursuant to Rule 12b-32 under the Securities Exchange
                  Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission on June 14, 1988 as exhibits to the Co-Registrants' Registration Statement on Form S-11, Registration No. 33-18041, are incorporated herein by this reference.
                                       21

                                                                     Exhibit No.
                                                                     -----------

                           The Certificate of Incorporation  which        4(b)
                           governs    FFCA    Investor    Services
                           Corporation  88-B,  as  filed  with the
                           Secretary   of  State  of  Delaware  on
                           August 11, 1987.

                           Bylaws   of  FFCA   Investor   Services        4(c)
                           Corporation 88-B.

                           Exclusive  Management  Contract  by and       10(c)
                           between the Partnership and The Westcor
                           Company II Limited  Partnership,  dated
                           as of June 7, 1988.

                  Reports on Form 8-K

                           No   reports   on  Form   8-K   were   filed  by  the
                           Co-Registrants during the last quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                        By  FFCA MANAGEMENT COMPANY LIMITED
                                            PARTNERSHIP, General Partner



Date:  March 26, 1997                       By /s/ Morton H. Fleischer
                                               ---------------------------------
                                            Morton H. Fleischer, General Partner

                                            By  PERIMETER CENTER MANAGEMENT
                                                COMPANY, Corporate General
                                                Partner


Date:  March 26, 1997                       By /s/ Morton H. Fleischer
                                               ---------------------------------
                                            Morton H. Fleischer, Chairman of the
                                            Board, President and Chief Executive
                                            Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

         SIGNATURES OF REQUIRED OFFICERS AND DIRECTORS OF PERIMETER CENTER MANAGEMENT COMPANY, CORPORATE GENERAL PARTNER OF FFCA MANAGEMENT COMPANY LIMITED PARTNERSHIP, GENERAL PARTNER OF SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP.



Date:  March 26, 1997                   By /s/ Morton H. Fleischer
                                           -------------------------------------
                                                Morton H. Fleischer, Chairman of
                                                the Board, President, Chief
                                                Executive Officer and Director

Date:  March 26, 1997                   By /s/ John R. Barravecchia
                                           -------------------------------------
                                               John R. Barravecchia, Executive
                                               Vice President, Chief Financial
                                               Officer, Treasurer and Assistant
                                               Secretary


Date:  March 26, 1997                   By /s/ Catherine F. Long
                                           -------------------------------------
                                               Catherine F. Long, Senior Vice
                                               President-Finance and Principal
                                               Accounting Officer, Assistant
                                               Secretary and Assistant Treasurer


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the co-registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FFCA INVESTOR SERVICES
                                               CORPORATION 88-B



Date:  March 26, 1997                   By /s/ Morton H. Fleischer
                                           -------------------------------------
                                               Morton H. Fleischer, Sole
                                               Director



Date:  March 26, 1997                   By /s/ John R. Barravecchia
                                           -------------------------------------
                                               John R. Barravecchia, President,
                                               Secretary, Principal Financial
                                               Officer and Principal Accounting
                                               Officer

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP
                                       and
                     FFCA INVESTOR SERVICES CORPORATION 88-B



                            --------------------------
                                  Exhibit Index
                            --------------------------


                                                                                                              Sequentially
                                            Exhibit                                                           Numbered Page
                                            -------                                                           -------------
               99. Annual Portfolio Valuation of Cushman & Wakefield
                     as of December 31, 1996.

                  Pursuant to Rule 12b-32 under the  Securities  Exchange Act of
         1934, as amended,  the following  documents,  filed with the Securities
         and  Exchange   Commission  on  March  31,  1994  as  exhibits  to  the
         Co-Registrants'  Form 10-K for fiscal  year ended  December  31,  1993,
         Commission File No. 0-17626, are incorporated herein by this reference.

                                                                                                              Form 10-K
                                                                                                              Exhibit No.
                                                                                                              -----------


          First Amendment to Exclusive Management                                                                  10.1
          Agreement by and between the Partnership and
          The Westcor Company II Limited Partnership, dated May 1, 1990.


          Second Amendment to Exclusive Management                                                                 10.2
          Agreement by and between the Partnership and
          The Westcor Company II Limited Partnership, dated January 1, 1994.

                  Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission on March 24, 1989 as exhibits to the Co-Registrants' Form 10-K for fiscal year ended December 31, 1988, Commission File No. 33-18041, are incorporated herein by this reference.

                                                                      Form 10-K
                                                                     Exhibit No.
                                                                     -----------

The Amended and Restated Certificate and Agreement                        4
of Limited Partnership which governs the Partnership, as filed with the Secretary of State of Delaware on November 23, 1988.


Acquisition, Construction and Term Loan Agreement by and                 10
between the Partnership and Franchise Finance Corporation of America, dated as of December 29, 1988.

         Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission on June 14, 1988 as exhibits to the Co-Registrants' Registration Statement on Form S-11, Registration No. 33-18041, are incorporated herein by this reference.

                                                                     Exhibit No.
                                                                     -----------

The Certificate of Incorporation which governs the                        4(b)
Corporation, as filed with the Secretary of State of Delaware on August 11, 1987.

Bylaws of FFCA Investor Services Corporation 88-B.                        4(c)

Exclusive Management Contract by and between the                         10(c)
Partnership and The Westcor Company II Limited Partnership, dated as of June 7, 1988.

Report of Independent Public Accountants



To Scottsdale Land Trust Limited Partnership:

         We have audited the accompanying balance sheets of SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the partnership's general partner. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scottsdale Land Trust Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Real Estate is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Phoenix, Arizona,
     January 17, 1997.

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP
                    -----------------------------------------

                   BALANCE SHEETS - DECEMBER 31, 1996 AND 1995
                   -------------------------------------------

                                                                1996            1995
                                                            ------------    ------------

                                     ASSETS
                                     ------

CASH AND CASH EQUIVALENTS                                   $  2,418,201    $  1,362,963

LAND HELD FOR SALE                                            26,326,289      30,087,685

LAND SUBJECT TO SALE AGREEMENTS (Note 3)                       2,980,166       2,016,693

LAND SUBJECT TO SALE AGREEMENT
      WITH AFFILIATE (Note 4)                                    788,287         788,287

LOAN RECEIVABLE FROM AFFILIATE (Notes 1 and 4)                 7,598,415       7,598,415

PREPAID EXPENSES AND OTHER                                       148,293         170,742
                                                            ------------    ------------

                 Total assets                               $ 40,259,651    $ 42,024,785
                                                            ============    ============

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS                    $    939,956    $       --

PAYABLE TO GENERAL PARTNER                                        58,481          27,097

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                            160,927         106,703
                                                            ------------    ------------

                  Total liabilities                            1,159,364         133,800
                                                            ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                            (12,529)        (12,601)
      Limited partners                                        39,112,816      41,903,586
                                                            ------------    ------------

                 Total partners' capital                      39,100,287      41,890,985
                                                            ------------    ------------

                 Total liabilities and partners' capital    $ 40,259,651    $ 42,024,785
                                                            ============    ============

      The accompanying notes are an integral part of these balance sheets.

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP
                    -----------------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------

                                                1996         1995         1994
                                             ----------   ----------   ----------
REVENUES:
         Land sales                          $5,003,703   $     --     $     --
         Interest on loan to affiliate          850,000      850,000      850,000
         Interest on investments and other      127,885       70,426       42,589
                                             ----------   ----------   ----------

                                              5,981,588      920,426      892,589
                                             ----------   ----------   ----------
EXPENSES:
         Cost of land sales                   3,036,171         --           --
         General partner fees (Note 7)          360,752      266,264      163,378
         Property management fees (Note 5)       36,000       36,000       36,000
         Marketing                               81,436       67,737       14,030
         Property taxes                         175,626      186,455      150,247
         Other operating                        316,845      317,926      375,504
                                             ----------   ----------   ----------

                                              4,006,830      874,382      739,159
                                             ----------   ----------   ----------

NET INCOME                                   $1,974,758   $   46,044   $  153,430
                                             ==========   ==========   ==========

NET INCOME ALLOCATED TO (Note 1):
         General partner                     $       72   $      460   $    1,534
         Limited partners                     1,974,686       45,584      151,896
                                             ----------   ----------   ----------

                                             $1,974,758   $   46,044   $  153,430
                                             ==========   ==========   ==========

NET INCOME PER LIMITED
         PARTNERSHIP UNIT (based on 50,000
         units held by limited partners)     $    39.49   $      .91   $     3.04
                                             ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP
                    -----------------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------

                                                                  General         Limited
                                                                  Partner         Partners          Total
                                                                ------------    ------------    ------------
BALANCE,  December 31, 1993                                     $    (14,595)   $ 41,706,106    $ 41,691,511

         Net income                                                    1,534         151,896         153,430
                                                                ------------    ------------    ------------

BALANCE,  December 31, 1994                                          (13,061)     41,858,002      41,844,941

         Net income                                                      460          45,584          46,044
                                                                ------------    ------------    ------------

BALANCE,  December 31, 1995                                          (12,601)     41,903,586      41,890,985

         Net income                                                       72       1,974,686       1,974,758

         Distributions to limited partners (Note 1)                     --        (4,765,456)     (4,765,456)
                                                                ------------    ------------    ------------

BALANCE,  December 31, 1996                                     $    (12,529)   $ 39,112,816    $ 39,100,287
                                                                ============    ============    ============

        The accompanying notes are an integral part of these statements.

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP
                    -----------------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------

                                                         1996           1995           1994
                                                      -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                        $ 1,974,758    $    46,044    $   153,430
    Adjustments to net income:
      Change in assets and liabilities:
        Decrease in land held for sale                  3,761,396           --             --
        Increase in land subject to sale agreements      (963,473)          --             --
        Decrease (increase) in prepaid expenses
          and other                                        22,449         (1,707)         9,553
        Increase in payable to general partner             31,384         27,097           --
        Increase (decrease) in accounts payable
          and accrued expenses                             54,224        (37,955)       (22,249)
                                                      -----------    -----------    -----------

          Net cash provided by operating activities     4,880,738         33,479        140,734
                                                      -----------    -----------    -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
    Limited partner distributions declared (Note 1)    (4,765,456)          --             --
    Increase in distribution payable                      939,956           --             --
                                                      -----------    -----------    -----------

          Net cash used in financing activities        (3,825,500)          --             --
                                                      -----------    -----------    -----------

NET INCREASE IN CASH
    AND CASH EQUIVALENTS                                1,055,238         33,479        140,734

CASH AND CASH EQUIVALENTS,
    beginning of year                                   1,362,963      1,329,484      1,188,750
                                                      -----------    -----------    -----------

CASH AND CASH EQUIVALENTS,
    end of year                                       $ 2,418,201    $ 1,362,963    $ 1,329,484
                                                      ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP
                    -----------------------------------------

                          Notes to Financial Statements
                          -----------------------------

                           December 31, 1996 and 1995
                           --------------------------

1)  ORGANIZATION:
    -------------

         Scottsdale Land Trust Limited Partnership (the Partnership) was formed on August 12, 1987 under the Delaware Revised Uniform Limited Partnership Act to acquire and develop 261 acres of land (the Property) located in Scottsdale, Arizona that is zoned for commercial use. In addition, the Partnership has financed $8.5 million for the acquisition of five acres of the Property and construction of an office building which is the corporate headquarters of Franchise Finance Corporation of America (FFCA) (see Note 4). The Partnership's primary investment objective is to achieve capital appreciation through the sale of the improved land. The general partner of the Partnership is FFCA Management Company Limited Partnership (the General Partner), an affiliate of FFCA. The Partnership will expire December 31, 2047, or sooner, in accordance with the terms of the Partnership agreement.

         Investors acquired units of assigned limited partnership interest (the limited partnership units) in the Partnership from FFCA Investor Services Corporation 88-B (the Initial Limited Partner), a Delaware corporation wholly-owned by Perimeter Center Management Company, an affiliate of the General Partner. Holders of the units have all of the economic benefits and substantially the same rights and powers of limited partners; therefore, they are referred to herein as "limited partners."

         The Partnership agreement provides for allocation of profits and losses and cash distributions among its partners as follows:

         Profits and Losses: Profits and losses are allocated 99% to the limited partners and 1% to the General Partner, except that gain from the land sales will be allocated to the partners and The Westcor Company II Limited Partnership (the Manager) as provided in the Partnership agreement.

         Cash Distributions: Cash from operations, as defined in the Partnership agreement, after payment of fees to the General Partner and the creation or restoration of cash reserves, is allocated 99% to the limited partners and 1% to the General Partner. Cash proceeds from the sale of property are not considered cash from operations but, when distributed, represent a partial return of the limited partners' initial $1,000 per unit capital contribution. Based on the amount of such distributions, the limited partner Adjusted Capital Contribution, as defined in the Partnership agreement, at December 31, 1996 is $923.49 per unit.

2)  SIGNIFICANT ACCOUNTING POLICIES:
    --------------------------------

         Financial Statements - The financial statements of the Partnership are prepared on the accrual basis of accounting. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates are reasonable, actual results could differ from those estimates.

         Cash and Cash Equivalents - Investment securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents. Cash equivalents include United States Treasury securities of $1,349,448 and $1,105,326 at December 31, 1996 and 1995,
respectively, and bank repurchase agreements (which are collateralized by United States Treasury and Government obligations) of $925,122 at December 31, 1996. Short-term investments are recorded at cost plus accrued interest, which approximates market value.

         Development Costs and Land Sales - During the development phase, costs directly related to the acquisition of the Property, such as appraisals, plans and finders fees, were capitalized to the cost of the Property. The Partnership also capitalized real estate taxes and other holding costs during the development of the Property and the construction of the land improvements. Common costs and improvements are allocated based on each parcel's relative fair value and charged to an individual parcel where specifically identifiable. The Property is carried at cost, which does not exceed estimated net realizable value.

3) LAND SUBJECT TO SALE AGREEMENTS:
   -------------------------------

         At December 31, 1996, the Partnership had five parcels of land (approximately 21.4 acres), with an aggregate cost of approximately $3 million, under contract for sale for approximately $5.7 million to unaffiliated third parties. One contract provides for a right of first refusal on an additional 9.4 acres (two parcels) of land for a period of up to two years on one parcel and up to three years on the other parcel. Subsequent to December 31, 1996, the Partnership closed the sale of one 2.1 acre parcel and recognized a gain of approximately $50,000.

4)  LAND SUBJECT TO SALE AGREEMENT WITH AFFILIATE:
    ---------------------------------------------

         As provided in the Partnership agreement, the Partnership entered into an agreement on December 29, 1988 to sell approximately five acres of the Property (the Parcel) to FFCA at a purchase price determined by independent appraisal to be the fair market value of the unimproved Parcel and related improvements. In connection with the sale agreement, the Partnership also funded the construction of an office building on the Parcel which is the corporate headquarters of FFCA. This loan to FFCA for the acquisition of the Parcel, the office building and the parcel improvements totaled $8.5 million.

         FFCA is obligated to pay the Partnership monthly payments of interest at the rate of 10% per year for ten years. In May 2000, the entire balance of the loan is due. FFCA is obligated to pay the Partnership, upon the maturity of the loan, by acceleration or otherwise, additional interest based upon the increase, if any, in the value of the FFCA office building (Additional Interest). The amount of Additional Interest, if any, will be calculated in accordance with the related loan agreement as the greater of 30% of the increase in value of the FFCA office building or $1.13 million. FFCA payment obligations to the Partnership are secured by the Parcel, the FFCA office building, the parcel improvements and the General Partner's guaranty.

         The fair value of the Partnership's loan receivable from FFCA is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value at December 31, 1996 exceeds the carrying amount by $1.7 million; however, changes in the fair value of the loan receivable do not result in the realization or expenditure of cash unless the loan is actually paid off.

          The sale of the Parcel to FFCA will be recognized in the Partnership's financial statements when the amounts loaned to FFCA are repaid to the Partnership.

5)  MANAGEMENT CONTRACT:
    -------------------

         The Partnership has entered into a management contract with the Manager to develop and manage the Property. The management contract is renewable annually. Under the management contract, the Manager is entitled to receive fees for services performed in connection with managing the Property's development.
During 1996, 1995 and 1994, the planning and property management fees paid or accrued to the Manager (payable in monthly installments) were $36,000 each year.

         After the limited partners have received specified returns in accordance with the Partnership agreement, a subordinated contingent interest of 25% of all remaining sale or refinancing proceeds or parcel revenues will be payable to the Manager.

6)  INCOME TAXES:
    ------------

         The Partnership is not directly subject to income taxes; rather, each partner is subject to income taxes on his distributable share of taxable income. The Partnership tax returns and the amount of distributable partnership profits or losses are subject to examination by Federal and state taxing authorities. If examinations by taxing authorities result in changes to distributable partnership profits or losses, the tax liabilities of the partners could be changed accordingly.

         The following is a reconciliation of net income for financial reporting purposes to income reported for Federal income tax purposes for the years ended December 31, 1996, 1995 and 1994:

                                                 1996           1995          1994
                                              -----------    -----------   -----------
Net income for financial reporting purposes   $ 1,974,758    $    46,044   $   153,430
Differences for tax purposes in:
     Capitalized land inventory costs             230,557        251,826       202,925
     Additional Interest on FFCA loan             122,857        111,300       100,831
     Gain on sale of land                      (1,060,765)          --            --
     Other                                          3,279          2,949          --
                                              -----------    -----------   -----------

Taxable income to partners                    $ 1,270,686    $   412,119   $   457,186
                                              ===========    ===========   ===========

For Federal income tax reporting purposes, taxable income to partners is reported on the accrual basis of accounting and is classified as ordinary income.

         At December 31, 1996, the tax bases of the Partnership's assets and liabilities exceed the amounts recorded for financial reporting purposes by $1,886,121. This difference results primarily from differences in the treatment of capitalized land inventory costs, the Additional Interest on the FFCA loan and the gain recognized on the sale of the land parcels for financial reporting and tax reporting purposes.

7)  TRANSACTIONS WITH RELATED PARTIES:
    ----------------------------------

         Under the terms of the Partnership agreement, the General Partner is entitled to compensation for services performed in connection with managing the affairs of the Partnership. During 1996, 1995 and 1994, fees paid or accrued to the General Partner were as follows:
                                                  1996       1995       1994
                                                --------   --------   --------
 Partnership management fee (3/4 of 1% of the
    Assets Under Management, payable monthly)   $360,752   $266,264   $163,378
                                                ========   ========   ========

         In 1995 and 1994, the General Partner waived $108,736 and $211,622, respectively, of the partnership management fee otherwise receivable from the Partnership in order to reduce the Partnership's reliance on cash reserves to fund operations. As the Partnership began the sale of parcels in 1996, none of the partnership management fee was waived.

         FFCA incurs expenses on behalf of the Partnership for maintenance of the books and records and for computer, investor and legal services performed for the Partnership. These expenses are reimbursable in accordance with the Partnership agreement and are less than the amount which the Partnership would have paid to independent parties for comparable services. The Partnership reimbursed FFCA $25,360 in 1996, $18,025 in 1995 and $24,122 in 1994 for such expenses.

                                                                    SCHEDULE III


                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP
                    -----------------------------------------

                             SCHEDULE OF REAL ESTATE
                             -----------------------
                             AS OF DECEMBER 31, 1996
                             -----------------------

                                                                                       Cost             Gross Amount
                                                                                    Capitalized           At Which
                                                                  Initial Cost     Subsequent to         Carried At        Date
  Description           Location              Encumbrances       to Partnership     Acquisition      December 31, 1996   Acquired
---------------  ------------------------  ------------------    --------------  -----------------   -----------------  ----------
Improved land                                Subject to
    239 acres      Scottsdale, Arizona     sales agreement (3)     $23,913,185       $8,979,480          $30,094,742     Nov. 1988
                                                                   ===========       ==========          ===========

         Notes:

                  (1) The aggregate cost for Federal income tax purposes is $30,556,946

                  (2)      There are no prior liens.

                  (3) In 1988, the Partnership entered into a sales agreement to sell five acres of land, with a cost to the Partnership of approximately $788,000, to an affiliate for an amount determined by independent appraisal to be the fair market value of the parcel. In 1996, the Partnership entered into four sales agreements to sell approximately 21.4 acres of land, with an aggregate cost to the Partnership of approximately $3 million to unaffiliated third parties.

                  (4) There were no transactions in real estate during 1995 and 1994. Transactions in real estate during 1996 are summarized as follows:
                                                               Cost
                                                            ------------

Balance, December 31, 1995                                  $ 32,892,665
           Cost of land sold                                  (2,797,923)
                                                            ------------

Balance, December 31, 1996                                  $ 30,094,742
                                                            ============