Form 10-Q
period 1997-03-31
SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP; FFCA INVESTOR SERVICES CORP 88-B
filed 1997-05-15
CIK 824098, 824134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1997
                                   ---------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                   -------------------      --------------------

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


                                    Yes  X   No
                                       -----   ------

PART 1 - FINANCIAL INFORMATION

    Item l.  Financial Statements.
    -------  ---------------------


                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)


                                                       March 31,    December 31,
                                                          1997           1996
                                                      -----------    -----------
                                     ASSETS
                                     ------

CASH AND CASH EQUIVALENTS                             $ 4,072,207    $ 2,418,201
                                                      -----------    -----------

LAND:
      Held for Sale                                    24,182,813     26,326,289
      Subject to Sale Agreements                        3,359,709      2,980,166
      Subject to Sale Agreement With Affiliate            788,287        788,287
                                                      -----------    -----------

                Total land                             28,330,809     30,094,742
                                                      -----------    -----------

LOAN RECEIVABLE FROM AFFILIATE                          7,598,415      7,598,415

PREPAID EXPENSES AND OTHER                                214,623        148,293
                                                      -----------    -----------

                 Total assets                         $40,216,054    $40,259,651
                                                      ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------


DISTRIBUTION PAYABLE TO LIMITED PARTNERS            $  2,667,728    $    939,956

PAYABLE TO GENERAL PARTNER                                58,008          58,481

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                    170,232         160,927
                                                    ------------    ------------

         Total liabilities                             2,895,968       1,159,364
                                                    ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
      General partner(12,692)                            (12,529)
      Limited partners                                37,332,778      39,112,816
                                                    ------------    ------------

         Total partners' capital                      37,320,086      39,100,287
                                                    ------------    ------------

         Total liabilities and partners' capital    $ 40,216,054    $ 40,259,651
                                                    ============    ============

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)




                                                         1997           1996
                                                      -----------    -----------
REVENUES:
      Land sales                                      $ 2,894,380    $ 3,569,700
      Interest on loan to affiliate                       212,500        212,500
      Interest on investments and other                    37,208         58,491
                                                      -----------    -----------
                                                        3,144,088      3,840,691
                                                      -----------    -----------

EXPENSES:
      Cost of land sales                                1,991,042      2,067,511
      General partner fees                                 89,258         93,750
      Property management fees                              9,000          9,000
      Marketing                                             3,720         28,372
      Property taxes                                       44,465         43,626
      Other operating                                     119,532         77,745
                                                      -----------    -----------

                                                        2,257,017      2,320,004
                                                      -----------    -----------

NET INCOME                                            $   887,071    $ 1,520,687
                                                      ===========    ===========

NET INCOME ALLOCATED TO:
      General partner                                 $      (163)   $       185
      Limited partners                                    887,234      1,520,502
                                                      -----------    -----------

                                                      $   887,071    $ 1,520,687
                                                      ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (based on 50,000 units held by limited partners)    $     17.74    $     30.41
                                                      ===========    ===========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (Unaudited)


                                                                   Limited Partners
                                               General      ---------------------------
                                               Partner         Number                         Total
                                               Amount         of Units        Amount          Amount
                                            ------------    ------------   ------------    ------------
BALANCE, December 31, 1996                  $    (12,529)         50,000   $ 39,112,816    $ 39,100,287

  Net Income (loss)                                 (163)           --          887,234         887,071
  Distribution to
     Limited Partners                               --              --       (2,667,272)     (2,667,272)
                                            ------------    ------------   ------------    ------------

BALANCE, March 31, 1997                     $    (12,692)         50,000   $ 37,332,778    $ 37,320,086
                                            ============    ============   ============    ============

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)


                                                                          1997           1996
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                       $   887,071    $ 1,520,687
      Adjustments to net income:
         Change in assets and liabilities:
             Decrease in land held for sale                              2,143,476           --
             Decrease (increase) in land subject to sales agreements      (379,543)     2,016,693
             Decrease (increase) in prepaid expenses and other             (66,330)        45,187
             Increase (decrease) in payable to general partner                (473)        35,403
             Increase (decrease) in accounts payable and
                accrued liabilities                                          9,305        (28,826)
                                                                       -----------    -----------

             Net cash provided by operating activities                   2,593,506      3,589,144
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Limited partner distributions declared                              (2,667,272)          --
    Increase in distribution payable                                     1,727,772           --
                                                                       -----------    -----------

          Net cash used in financing activities                           (939,500)          --
                                                                       -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                1,654,006      3,589,144

CASH AND CASH EQUIVALENTS, beginning of period                           2,418,201      1,362,963
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                               $ 4,072,207    $ 4,952,107
                                                                       ===========    ===========

PART I - FINANCIAL INFORMATION
------------------------------

Item 2.       Management's Discussion and Analysis of
-------       Financial Condition and Results of Operations
              ---------------------------------------------

      Scottsdale Land Trust Limited Partnership (the Registrant) received $50,000,000 in gross proceeds from its public offering of the Units on November 23, 1988. After deducting organizational and offering expenses, including selling expenses, the financial advisory fee, property acquisition fee and due diligence expense reimbursement, the Registrant had $43,250,000 in net proceeds available for investment. The net proceeds were used to purchase the property (The Perimeter Center), fund the construction of the infrastructure and fund the $8.5 million loan to Franchise Finance Corporation of America (FFCA), in accordance with the partnership agreement. Pursuant to the loan agreement, FFCA makes monthly payments of interest only to the Registrant and is current on such payments. All unexpended funds are invested in U.S. Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations). Reserves remaining in the Registrant approximate $1.3 million. These reserves may be used from time to time to pay amounts assessed by the city or county taxing authorities for developmental or other costs. Aside from the sale of land parcels, the Registrant's primary sources of revenue are interest payments received from FFCA under the loan agreement and interest earned on the Registrant's temporary investments.

      During the quarter ended March 31, 1997 (the period), the Registrant sold four land parcels aggregating 10.1 acres to unaffiliated third parties. These transactions provided for an aggregate cash sales price of $2,894,380, an aggregate original cost of $1,763,934 and closing and other costs of $227,108, resulting in a total gain of $903,338 for the period.

      The Registrant declared a cash distribution to the limited partners of $2,667,272 for the quarter ended March 31, 1997 (to be paid in May 1997) which represents the net cash proceeds from the above-mentioned parcel sales. During the period, cash proceeds from the land parcel sales were invested in temporary investment securities pending distribution to the limited partners.

       Land sales revenues comprise the majority of total revenues for the quarters ended March 31 ,1997 and 1996. The average sales price per acre of land sold during 1997 increased 33% to approximately $286,600 per acre from approximately $215,000 per acre for the comparable period of 1996. Despite the increase in average land sales price per acre, land sales revenues were higher in 1996 than in 1997 because the Registrant sold 16.6 acres of land during the quarter ended March 31, 1996 as compared to 10.1 acres sold during the quarter ended March 31, 1997. The timing of land sales varies from quarter to quarter and, although the Registrant continued negotiations during the quarter for the sale of several of the smaller land parcels located within The Perimeter Center, it cannot determine which, if any, of these negotiations will result in the sale of a land parcel and, therefore, cannot predict the timing or amount of any future cash distribution from such sale proceeds.

       Interest and other income decreased by $21,283 due to the decrease in temporary investment securities held during the period, resulting from a higher average cash balance invested in the March 1996 quarter, prior to distribution of cash to the limited partners.

       Total expenses for the period decreased by $62,987 from the comparable period of the prior year due to decreases in the cost of land sales ($76,469), general partner fees ($4,492) and marketing expenses ($24,652), offset partially by an increase in other operating expenses ($41,787). General partner fees decreased during the period because the fees are based on Assets Under Management, as defined in the partnership agreement, and as parcels are sold the general partner fees will be reduced accordingly. Marketing expenses vary from quarter to quarter based primarily on the timing of various marketing and promotional events planned for the period. The increase in other operating expenses resulted primarily from increased legal fees and maintenance costs.

      In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature.

PART I - FINANCIAL INFORMATION
------------------------------

Item 3.       Quantitative and Qualitative Disclosures About Market Risk
-------       ------------------------------------------------------

The Co-Registrants do not use derivative financial instruments.

                     FFCA INVESTOR SERVICES CORPORATION 88-B
                     ---------------------------------------


                         BALANCE SHEET - MARCH 31, 1997
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

                                   SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                   By    FFCA MANAGEMENT COMPANY LIMITED
                                         PARTNERSHIP
                                         General Partner


                                   By     PERIMETER CENTER MANAGEMENT COMPANY
                                          Corporate General Partner


      Date:    May 12, 1997                  By /s/ John R. Barravecchia
                                   ---------------------------------------------
                                     John R. Barravecchia, Executive Vice
                                     President, Treasurer and Chief
                                     Financial Officer

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FFCA INVESTOR SERVICES CORPORATION 88-B



      Date:    May 12, 1997             By /s/ John R. Barravecchia
                                   ---------------------------------------------
                                      John R. Barravecchia, President,
                                      Secretary and Treasurer