Form 10-Q
period 1997-06-30
SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP; FFCA INVESTOR SERVICES CORP 88-B
filed 1997-08-12
CIK 824098, 824134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1997
                                 -----------------------------------------------

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                      to
                                 ------------------    -------------------------

                             Commission file number
                                     0-17626

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP
                                       and
                    FFCA INVESTOR SERVICES CORPORATION 88-B
--------------------------------------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)

           Delaware                                          86-0588512
--------------------------------------------------------------------------------
(Partnership State of Organization)                (Partnership I.R.S. Employer
                                                       Identification Number)

           Delaware                                          86-0588514
--------------------------------------------------------------------------------
(Corporation State of Incorporation)               (Corporation I.R.S. Employer
                                                       Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                     85255
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (zip code)


Co-Registrants' telephone number including area code      (602) 585-4500
                                                        ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes  X      No
                                   -----      -----

PART 1 - FINANCIAL INFORMATION

    Item l.  Financial Statements.
    -------  --------------------

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)

                                                     June 30,       December 31,
                                                       1997             1996
                                                     --------       ------------
                                     ASSETS
                                     ------

CASH AND CASH EQUIVALENTS                          $ 4,178,575      $ 2,418,201
                                                   -----------      -----------

LAND:
   Held for Sale                                    17,519,283       26,326,289
   Subject to Sale Agreements                        8,509,722        2,980,166
   Subject to Sale Agreement With Affiliate            788,287          788,287
                                                   -----------      -----------

                Total land                          26,817,292       30,094,742
                                                   -----------      -----------

LOAN RECEIVABLE FROM AFFILIATE                       7,598,415        7,598,415

PREPAID EXPENSES AND OTHER                             144,820          148,293
                                                   -----------      -----------

                Total assets                       $38,739,102      $40,259,651
                                                   ===========      ===========


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS           $ 2,768,878      $   939,956

PAYABLE TO GENERAL PARTNER                                 -             58,481

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                  113,969          160,927
                                                   -----------      -----------

                Total liabilities                    2,882,847        1,159,364
                                                   -----------      -----------

PARTNERS' CAPITAL (DEFICIT):
   General partner                                     (12,195)         (12,529)
   Limited partners                                 35,868,450       39,112,816
                                                   -----------      -----------

         Total partners' capital                    35,856,255       39,100,287
                                                   -----------      -----------

         Total liabilities and partners' capital   $38,739,102      $40,259,651
                                                   ===========      ===========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                Three Months    Three Months       Six Months      Six Months
                                                   Ended           Ended             Ended           Ended
                                                   6/30/97        6/30/96           6/30/97         6/30/96
                                                ------------    ------------      -----------     -----------
REVENUES:
      Land sales                                  $3,030,548        $440,938       $5,924,928      $4,010,638
      Interest on loan to affiliate                  212,500         212,500          425,000         425,000
      Interest on investments and other               53,856          31,334           91,064          89,825
                                                   ---------        --------       ----------      ----------

                                                   3,296,904         684,772        6,440,992       4,525,463
                                                   ---------        --------       ----------      ----------

EXPENSES:
      Cost of land sales                           1,775,414         313,336        3,766,456       2,380,847
      General partner fees                            81,612          87,148          170,870         180,898
      Property management fees                         9,000           9,000           18,000          18,000
      Marketing                                        6,315          32,295           10,034          60,667
      Property taxes                                  39,999          42,618           84,464          86,244
      Other operating                                 79,745          90,680          199,278         168,425
                                                  ----------        --------      -----------     -----------

                                                   1,992,085         575,077        4,249,102       2,895,081
                                                  ----------        --------      -----------     -----------

NET INCOME                                        $1,304,819        $109,695       $2,191,890      $1,630,382
                                                  ==========        ========       ==========      ==========

NET INCOME (LOSS) ALLOCATED TO:
      General partner                             $      497      $     (179)      $      334      $        6
      Limited partners                             1,304,322         109,874        2,191,556       1,630,376
                                                  ----------      ----------       ----------      ----------

                                                  $1,304,819        $109,695       $2,191,890      $1,630,382
                                                  ==========        ========       ==========      ==========

NET INCOME PER LIMITED
      PARTNERSHIP UNIT (based on
      50,000 units held by limited partners)          $26.09           $2.20           $43.83          $32.61
                                                      ======           =====           ======          ======

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (Unaudited)

                                                          Limited Partners
                                           General     -----------------------
                                           Partner      Number                       Total
                                           Amount      of Units      Amount          Amount
                                          ---------    --------    -----------     -----------

BALANCE, December 31, 1996                $(12,529)    50,000      $39,112,816     $39,100,287

   Net Income                                  334       --          2,191,556       2,191,890

   Distribution to Limited Partners           --         --         (5,435,922)     (5,435,922)
                                          --------     ------      -----------     -----------

BALANCE, June 30, 1997                    $(12,195)    50,000      $35,868,450     $35,856,255
                                          ========     ======      ===========     ===========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                                      1997           1996
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $ 2,191,890    $ 1,630,382
     Change in assets and liabilities:
        Decrease in land held for sale                              8,807,006        179,117
        Decrease (increase) in land subject to sales agreements    (5,529,556)     2,016,693
        Decrease in prepaid expenses and other                          3,473         57,771
        Decrease in payable to general partner                        (58,481)       (11,199)
        Increase (decrease) in accounts
           payable and accrued expenses                               (46,958)        74,235
                                                                  -----------    -----------

               Net cash provided by operating activities            5,367,374      3,946,999
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Limited partner distributions declared                        (5,435,922)    (3,518,501)
     Increase in distribution payable                               1,828,922           --
                                                                  -----------    -----------

               Net cash used in financing activities               (3,607,000)    (3,518,501)
                                                                  -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           1,760,374        428,498

CASH AND CASH EQUIVALENTS, beginning of period                      2,418,201      1,362,963
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                          $ 4,178,575    $ 1,791,461
                                                                  ===========    ===========

PART I  -  FINANCIAL INFORMATION

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

     During the quarter ended June 30, 1997 (the period), the Registrant sold three land parcels aggregating 10.3 acres to unaffiliated third parties. These transactions provided for an aggregate cash sales price of $3,030,548, an aggregate original cost of $1,513,516 and closing and other costs of $261,898, resulting in a gain of $1,255,134 for the period.

     The Registrant declared a cash distribution to the limited partners of $2,768,650 for the quarter ended June 30, 1997 (to be paid in August 1997) which represents the net cash proceeds from the above-mentioned parcel sales. Year-to-date distributions declared totaled $5,435,922. During the period, cash proceeds from the land parcel sales were invested in temporary investment securities pending distribution to the limited partners.

     Land sales revenues comprise the majority of total revenues for the quarters ended June 30, 1997 and 1996. The average sales price per acre of land sold during the period increased 10% to approximately $295,500 per acre from approximately $268,200 per acre for the comparable period of 1996. Land sales revenues were higher in 1997 than in 1996 primarily because the Registrant sold
10.3 acres of land during the quarter ended June 30, 1997 as compared to 1.6 acres sold during the quarter ended June 30, 1996. The Registrant is currently in negotiations with unaffiliated third parties for the sale of approximately 60 acres of land (representing one-third of the land originally held for sale) with prices ranging from $6.00 to $10.00 per square foot. The timing of land sales varies from quarter to quarter and the Registrant cannot determine which, if any, of these negotiations will result in the sale of a land parcel and; therefore, cannot predict the timing or amount of any future cash distribution from such sale proceeds. Interest and other income increased by $22,522 due to the increase in temporary investment securities held during the period, resulting from a higher average cash balance invested in the June 1997 quarter, prior to distribution of cash to the limited partners.

     Total expenses for the period increased by $1,417,008 from the comparable period of the prior year due to increases in the cost of land sales ($1,462,078), offset partially by decreases in general partner fees ($5,536), marketing expenses ($25,980) and other operating expenses ($10,935). General partner fees decreased during the period because the fees are based on Assets Under Management, as defined in the partnership agreement, and as parcels are sold the general partner fees will be reduced accordingly. Marketing expenses vary from quarter to quarter based primarily on the timing of various marketing and promotional events planned for the period. The decrease in other operating expenses resulted primarily from a decrease in repairs and maintenance costs. In January 1997, the Perimeter Center Owners' Association (the Association) began paying for all repairs and maintenance required at the Perimeter Center and is assessing common area maintenance fees to all of the land owners within the Perimeter Center (including the Registrant). The Registrant is charged a common area maintenance fee (based on square footage owned) by the Association and this has resulted in a decrease in repairs and maintenance costs of approximately $8,200 during the period over the same period of the prior year.

     In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature.

Part I -- Financial Information
-------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The Co-Registrants do not use derivative financial instruments.

                     FFCA INVESTOR SERVICES CORPORATION 88-B
                     ---------------------------------------

                          BALANCE SHEET - JUNE 30, 1997
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

                               SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                               By  FFCA MANAGEMENT COMPANY LIMITED
                                   PARTNERSHIP
                                   General Partner


                               By  PERIMETER CENTER MANAGEMENT COMPANY
                                   Corporate General Partner


Date: August 12, 1997                 By /s/ John Barravecchia
                                   --------------------------------------------
                                   John Barravecchia, Executive Vice President,
                                   Treasurer and Chief Financial Officer

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FFCA INVESTOR SERVICES CORPORATION 88-B




Date: August 12, 1997                 By /s/ John Barravecchia
                                    -------------------------------------------
                                    John Barravecchia, President, Secretary and
                                    Treasurer