Form 10-Q
period 1997-09-30
SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP; FFCA INVESTOR SERVICES CORP 88-B
filed 1997-11-10
CIK 824098, 824134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1997
                                   ---------------------------------------------
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                         to
                                   -------------------    ----------------------
                         Commission file number 0-17626
                         Commission file number 0-17853


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


                                    Yes  X  No
                                        ---    ---

PART 1 - FINANCIAL INFORMATION

    Item l.  Financial Statements.
    -------  ---------------------



                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)

                                                                               September 30,   December 31,
                                                                                   1997            1996
                                                                               ------------    ------------
                                     ASSETS
                                     ------

LAND:
      Held for Sale                                                            $ 15,928,713    $ 26,326,289
      Subject to Sale Agreements                                                  4,511,312       2,980,166
      Subject to Sale Agreement With Affiliate                                      788,287         788,287
                                                                               ------------    ------------

                Total land                                                       21,228,312      30,094,742

LOAN RECEIVABLE FROM AFFILIATE                                                    7,598,415       7,598,415

CASH AND CASH EQUIVALENTS                                                        11,523,120       2,418,201

PREPAID EXPENSES AND OTHER                                                          140,522         148,293
                                                                               ------------    ------------

                Total assets                                                   $ 40,490,369    $ 40,259,651
                                                                               ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS                                       $ 10,028,208    $    939,956

PAYABLE TO GENERAL PARTNER                                                           54,427          58,481

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                76,211         160,927
                                                                               ------------    ------------

                Total liabilities                                                10,158,846       1,159,364
                                                                               ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                                               (11,552)        (12,529)
      Limited partners                                                           30,343,075      39,112,816
                                                                               ------------    ------------

                Total partners' capital                                          30,331,523      39,100,287
                                                                               ------------    ------------

                Total liabilities and partners' capital                        $ 40,490,369    $ 40,259,651
                                                                               ============    ============

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                               Three Months    Three Months    Nine Months    Nine Months
                                                  Ended           Ended           Ended          Ended
                                                 9/30/97         9/30/96         9/30/97        9/30/96
                                               ------------    ------------    ------------   ------------
REVENUES:
      Land sales                               $ 10,582,692    $       --      $ 16,507,620   $  4,010,638
      Interest on loan to affiliate                 212,500         212,500         637,500        637,500
      Interest on investments and other              81,305          19,951         172,369        109,776
                                               ------------    ------------    ------------   ------------

                                                 10,876,497         232,451      17,317,489      4,757,914
                                               ------------    ------------    ------------   ------------

EXPENSES:
      Cost of land sales                          6,143,843            --         9,910,299      2,380,847
      General partner fee                            79,427          90,123         250,297        271,021
      Property management fee                         9,000           9,000          27,000         27,000
      Marketing                                       6,691          16,675          16,725         77,342
      Property taxes                                 31,520          45,882         115,984        132,126
      Other operating                               102,918          90,336         302,196        258,761
                                               ------------    ------------    ------------   ------------

                                                  6,373,399         252,016      10,622,501      3,147,097
                                               ------------    ------------    ------------   ------------

NET INCOME (LOSS)                              $  4,503,098    $    (19,565)   $  6,694,988   $  1,610,817
                                               ============    ============    ============   ============

NET INCOME (LOSS) ALLOCATED TO:
      General partner                          $        642    $       (196)   $        977   $       (190)
      Limited partners                            4,502,456         (19,369)      6,694,011      1,611,007
                                               ------------    ------------    ------------   ------------

                                               $  4,503,098    $    (19,565)   $  6,694,988   $  1,610,817
                                               ============    ============    ============   ============


NET INCOME (LOSS) PER LIMITED
      PARTNERSHIP UNIT (based on
      50,000 units held by limited partners)   $      90.05    $       (.39)   $     133.88   $      32.22
                                               ============    ============    ============   ============

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)

                                                               Limited Partners
                                            General      ---------------------------
                                            Partner        Number                          Total
                                            Amount         of Units        Amount          Amount
                                         ------------    ------------   ------------    ------------
BALANCE, December 31, 1996               $    (12,529)         50,000   $ 39,112,816    $ 39,100,287

      Net Income                                  977            --        6,694,011       6,694,988

      Distributions to Limited Partners          --              --      (15,463,752)    (15,463,752)
                                         ------------    ------------   ------------    ------------

BALANCE, September 30, 1997              $    (11,552)         50,000   $ 30,343,075    $ 30,331,523
                                         ============    ============   ============    ============

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                      1997            1996
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $  6,694,988    $  1,610,817
     Change in assets and liabilities:
        Decrease in land held for sale                              10,397,576         179,117
        Decrease (increase) in land subject to sales agreements     (1,531,146)      2,016,693
        Decrease in prepaid expenses and other                           7,771          66,451
        Decrease in payable to general partner                          (4,054)        (27,097)
        Increase (decrease) in accounts
           payable and accrued expenses                                (84,716)         87,441
                                                                  ------------    ------------

               Net cash provided by operating activities            15,480,419       3,933,422
                                                                  ------------    ------------

CASH FLOWS FOR FINANCING ACTIVITIES:
     Distributions to limited partners                              (6,375,500)     (3,825,501)
                                                                  ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            9,104,919         107,921

CASH AND CASH EQUIVALENTS, beginning of period                       2,418,201       1,362,963
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                          $ 11,523,120    $  1,470,884
                                                                  ============    ============

PART I - FINANCIAL INFORMATION
------------------------------



Item 2.       Management's Discussion and Analysis of
-------       Financial Condition and Results of Operations
              ---------------------------------------------

      Scottsdale Land Trust Limited Partnership (the Registrant) received $50,000,000 in gross proceeds from its public offering of the Units on November 23, 1988. After deducting organizational and offering expenses, the Registrant had $43,250,000 in net proceeds available for investment. The net proceeds were used to purchase the property (The Perimeter Center), fund the construction of the infrastructure and fund the $8.5 million loan to Franchise Finance Corporation of America (FFCA), in accordance with the partnership agreement. Pursuant to the loan agreement, FFCA makes monthly payments of interest only to the Registrant and is current on such payments. The entire principal balance of the loan is due in May 2000, or earlier if all of The Perimeter Center land parcels are sold prior to that date. The Registrant's primary sources of revenue are land sales, interest payments received from FFCA under the loan agreement and interest earned on the Registrant's temporary investments. As land parcels are sold, distributions of the net cash sale proceeds are made in accordance with the partnership agreement. Once all of The Perimeter Center parcels are sold, the Registrant will liquidate all of its other assets and distribute them in accordance with the partnership agreement.

      Funds pending distribution to the limited partners are temporarily invested in U.S. Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations). Reserves remaining in the Registrant approximate $1.4 million. These reserves may be used from time to time to pay amounts assessed by the city or county taxing authorities for developmental or other costs.

      During the quarter ended September 30, 1997 (the period), the Registrant sold 12 land parcels aggregating 35.3 acres to unaffiliated third parties. Land sale transactions during the quarter provided aggregate cash sales proceeds of $10,582,692 and closing and other costs of $554,862, resulting in net cash proceeds of $10,027,830. Sales for the nine months ended September 30, 1997 totaled 19 land parcels aggregating 55.7 acres and resulted in net cash proceeds of $15,463,752. The Registrant declared a cash distribution to the limited partners of $10,027,830 for the quarter ended September 30, 1997 (to be paid in November 1997) which, combined with the first and second quarterly distributions totaling $5,435,922, amounts to $15,463,752 year to date.

       Land sales comprise the majority of total revenues for the quarter ended September 30, 1997 (there were no land sales during the comparable quarter ended September 30, 1996). The average sales price per acre of land sold during the period increased 32% to approximately $299,800 per acre from approximately $227,500 per acre for land sold during the year ended December 31, 1996. It also represents an increase over the average sales price per acre for land sold in the first two quarters of 1997 ($291,000 per acre). Gain as a percentage of land sale revenues remained constant at 42% and 40% for the quarter and nine months ended September 30, 1997, respectively, compared to 41% for the nine months ended September 30, 1996.

       The Registrant sold two parcels of land in October 1997 representing 17.2 acres and has an additional 23.6 acres in escrow under contract to sell. These October sales and parcels in escrow have a combined weighted average sales price of $340,000 per acre. Including the October 1997 parcel sales, 61% of the original land held for sale at The Perimeter Center is either sold or in escrow. The timing of land sales varies from quarter to quarter and the Registrant cannot determine which, if any, of its negotiations will result in the sale of a land parcel and; therefore, cannot predict the timing or amount of any future cash distribution from such sale proceeds.

       Interest and other income for the period increased by $61,354 over the comparable period of the prior year due to the increase in temporary investment securities resulting from a higher average cash balance invested in the September 1997 quarter. This high cash balance results from net sale proceeds held during the quarter prior to distribution of the cash to the limited partners. Total expenses (excluding the cost of land sales) for the period decreased by $22,460 from the comparable period of the prior year due to decreases in the general partner fee

($10,696), marketing expenses ($9,984) and property taxes ($14,362) and are partially offset by an increase in other operating expenses. The general partner fee decreased during the period because the fee is based on Assets Under Management, as defined in the partnership agreement, and as parcels are sold the general partner fee will be reduced accordingly. Marketing expenses vary from quarter to quarter based primarily on the timing of various marketing and promotional events planned for the period.

       In January 1997, the Perimeter Center Owners' Association (the Association) began paying for all common area maintenance required at the Perimeter Center and is assessing common area maintenance fees to all of the land owners within the Perimeter Center (including the Registrant). The Registrant is charged a common area maintenance fee (based on square footage owned) by the Association. Other operating costs during the period increased $12,582 over the comparable quarter of 1996 due to higher water usage.

      In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature.


PART I - FINANCIAL INFORMATION
------------------------------


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

The Co-Registrants do not use derivative financial instruments.

                     FFCA INVESTOR SERVICES CORPORATION 88-B
                     ---------------------------------------


                       BALANCE SHEET - SEPTEMBER 30, 1997
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

                                       SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                       By FFCA MANAGEMENT COMPANY, L.P.
                                       General Partner


                                       By PERIMETER CENTER MANAGEMENT COMPANY
                                       Corporate General Partner



Date:     November 7, 1997                  By /s/ John Barravecchia
                                      ------------------------------------------
                                      John Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FFCA INVESTOR SERVICES CORPORATION 88-B




Date:     November 7, 1997                  By /s/ John Barravecchia
                                      ------------------------------------------
                                      John Barravecchia, President