Form 10-K405
period 1997-12-31
SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP; FFCA INVESTOR SERVICES CORP 88-B
filed 1998-03-31
CIK 824098, 824134

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K


(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

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
                     FFCA INVESTOR SERVICES CORPORATION 88-B
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


      Delaware                                              86-0588512
      --------                                              ----------
(Partnership State of                               (Partnership I.R.S. Employer
    Organization)                                         Identification No.)

       Delaware                                             86-0588514
       --------                                             ----------
 (Corporation State of                              (Corporation I.R.S. Employer
    Incorporation)                                        Identification No.)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                             85255
---------------------------                                     -----
(Address of Principal Executive Offices)                       Zip Code

Co-Registrants' telephone number, including area code:        (602) 585-4500


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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I


Item 1.  Business.

General

         Scottsdale Land Trust Limited Partnership, a Delaware limited partnership (the "Partnership"), was organized on August 12, 1987 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was organized to (a) acquire approximately 261 gross acres of unimproved land (the "Property") in Scottsdale, Arizona; (b) develop roads, water, sewer, drainage, utility and similar on-site and off-site improvements (collectively, the "Infrastructure") with respect to the Property; (c) sell the Property on a parcel-by-parcel basis after construction of the Infrastructure; and (d) make a participating, first mortgage loan to Franchise Finance Corporation of America, a Delaware corporation ("FFCA"), which is an affiliate of the general partner of the Partnership, so that FFCA may acquire a parcel of land within the Property and construct an office building thereon. The general partner of the Partnership is FFCA Management Company Limited Partnership, a Delaware limited partnership (the "General Partner"). Perimeter Center Management Company, a Delaware corporation ("PCMC"), is the corporate general partner of the General Partner. The General Partner and PCMC have common ownership.

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

         Construction of the FFCA Office Building was completed during April 1990 and the maximum $8,500,000 was advanced to FFCA under the Acquisition and Construction Loan. The FFCA Parcel purchase price of $704,214 did not include the portion of the cost of the Infrastructure which was allocated to the FFCA Parcel when such Infrastructure was completed. The construction of the Infrastructure was substantially completed by the end of the second quarter in 1990; therefore, such allocable portion was added to the amount drawn by FFCA under the Loan Agreement. The total amount allocated to FFCA was $197,371. In accordance with generally accepted accounting principles, the sale of the parcel to FFCA will be recognized when the amounts loaned to FFCA are repaid to the Partnership.

         Pursuant to the terms of the Loan Agreement, upon expiration of the term of the Acquisition and Construction Loan in April 1990, the outstanding principal balance thereunder was converted into a long-term permanent loan (the "Permanent Loan"). The term of the Permanent Loan is ten years and provides for payments of interest only, at a rate of ten percent per year, until maturity, at which time the full principal amount must be repaid to the Partnership. The maturity date of the Permanent Loan is May 1, 2000. FFCA is obligated to pay this interest on a monthly basis for interest accrued in the previous month. The Permanent Loan also provides for the payment of additional interest ("Additional Interest") upon maturity based upon the increase, if any, in the value of the FFCA Office Building. The amount of Additional Interest, if any, to be paid by FFCA to the Partnership will equal the greater of (a) 30% of the increase in the value of the FFCA Office Building (including the FFCA Parcel) at the time of maturity of the Permanent Loan or (b) $1,130,000. The obligations of FFCA under the Loan Agreement are guaranteed by the General Partner. During 1997, 1996 and 1995, FFCA made all payments of interest on a timely basis. The payments were paid to, and monitored by, an independent trustee on behalf of the Partnership.

         The FFCA Office Building influences the quality and style of further development of the

Property, which is known as "The Perimeter Center." The FFCA Office Building contains approximately 56,000 square feet of office space and approximately 40,000 square feet of subterranean parking.

         Currently, FFCA is obligated under the Loan Agreement for monthly interest payments to the Partnership. The failure of FFCA to perform its obligations under the Loan Agreement would have a material adverse effect on the Partnership since the Partnership anticipates using the payments under the Loan Agreement, in addition to the reserve established from the net proceeds of the offering of the Units, and the interest earned on such reserve to meet its operating expenses. FFCA is a self-administered real estate investment trust which invests in chain restaurant real estate, as well as convenience stores and automotive service and parts stores throughout the United States. FFCA's common stock is listed and traded on the New York Stock Exchange under the symbol "FFA."

Marketing and Sales Programs

         The marketing program implemented by the Partnership for the Property resulted in sales of 21 land parcels representing approximately 73 acres in 1997. The Property currently has seven tenant-occupied buildings and construction has commenced on several other buildings.

         The first sale of 1997, completed on January 15, 1997, was to Coyote View Plaza, LLC which bought 2.1 acres for approximately $500,000. Construction on the two-story, 27,000 sq. ft. medical and dental facility was finished in 1997.

         On February 20, 1997, a private investor bought 1.8 acres for approximately $600,000 for the construction of the international headquarters of Discover The World Marketing. The headquarters was designed by H & S International Design Group, which also occupies space in the building.

         On February 28, 1997, 6.2 acres were sold to the Hemholdt Family Trust for approximately $1.8 million to develop an office complex with the Cornwell Group called Turnstone Office Park. On May 30, 1997, the Hemholdt Family Trust purchased an additional 4.6 acres adjacent to property in its initial purchase for the Turnstone Office Park for approximately $1.3 million. On September 16, 1997, the Partnership sold an additional 3.8 acres to the Cornwell Group in another section of The Perimeter Center for approximately $1.2 million that will be developed into office and/or warehouse space. The acreage purchased by the Hemholdt Family Trust and the Cornwell Group in The Perimeter Center during 1997 totaled 14.6 acres. Construction has commenced on both sites.

         On April 8, 1997, two acres were sold for approximately $500,000 to private investors. The recently completed facility is an interior design center for Est Est, Incorporated.

         On May 5, 1997, 3.6 acres were sold to Perimeter Professional Offices, LLC for approximately $1.3 million to develop two, two-story office buildings for occupancy by the owners and third parties.

         On July 10, 1997, Pacesetter, Inc., a subsidiary of St. Jude Medical, Inc., an existing owner of 11.8 acres at The Perimeter Center, exercised its right of first refusal on two adjacent parcels aggregating 6.1 acres for approximately $1.3 million. In February 1997, Pacesetter completed construction of a 62,000 sq. foot office and manufacturing facility. Pacesetter now owns a total of 17.9 acres at The Perimeter Center.

         On August 27, 1997, 8.7 acres were sold to Biltmore Perimeter LLC for approximately $2.7 million to construct an office building.

         On September 10, 1997, 16.7 acres were sold for an aggregate sale price of approximately $5.4 million to Green Tree Financial Corporation. An office complex for the financial services company is planned for the site.

         On October 15, 1997, Carlson Real Estate purchased 11.1 acres for a sale price of approximately $2.8 million. Subsequent to this sale, Mont Aster LLC purchased the parcel from Carlson Real Estate.

         On October 27, 1997, Semy Engineering, a semi-conductor equipment company, purchased 6.1 acres for approximately $1.8 million for the construction of an 80,000 sq. foot headquarters building.

         As of March 2, 1998, the Partnership had in escrow two land parcels representing 5.1 acres that are scheduled to close by the end of March 1998 for an aggregate sales price of approximately $1.8 million. The two parcels will be the sites of the corporate headquarters of a vitamin company and a computer software company. These pending sales bring the remaining acreage to be sold to approximately 95 acres, which represents approximately 50% of The Perimeter Center's net usable land.

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

         Approximately $9,000,000 of the proceeds from the offering has been used to construct the Infrastructure, including roads, water, sewer, drainage, sidewalks and other infrastructure. The construction of the Infrastructure was completed in 1990. To the extent permitted by local government authorities and utility companies, telephone, electrical and cable television lines serving the Property have been placed underground to enhance the appearance and development of the Property. The General Partner believes that such Infrastructure will benefit the Property and its development and sale. The General Partner does not anticipate any material additions to the cost of the Infrastructure.

         In 1997, the City of Scottsdale voted to accelerate the development of the Outer Loop freeway by loaning the Arizona Department of Highways the money to complete the loop by the year 2001. This accelerated time schedule is intended in part to accommodate two major projects which are located to the west of The Perimeter Center - the Sumitomo Sytix computer chip plant, which is currently operating, and the Mayo Clinic Hospital, scheduled to be completed by late 1998.

         With this accelerated development, two potential development matters have been raised. The Federal Emergency Management Association ("FEMA") is working with the City of Scottsdale on area drainage solutions through the formation of the Reata Pass Wash Desert Greenbelt Improvement District (the "District"). The Perimeter Center will be included in the District. According to representatives of the City of Scottsdale, the City's current plan with respect to the District is to assess then-current property owners within the District at a rate of approximately $3,800 per acre commencing in the year 2000. This assessment will be payable in semi-annual installments (with interest) over ten years. To the extent the Partnership still owns land from and after the year 2000, it would be subject to the assessment. The City may also purchase an easement on the southeast portion of the Property in connection with its improvements relating to the District. In addition, the Arizona Department of Transportation has notified the Partnership that it wishes to purchase approximately 1.4 acres on the eastern boundary of the Property for the purpose of widening the frontage road southbound along the proposed Outer Loop. These proposals are still pending at this time and the General Partner believes they will not have a significant impact on the Partnership.

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

         Westcor II receives certain fees under the Management Agreement in connection with the management of the Property. Westcor II provides such property management services on an exclusive basis pursuant to the terms of the Management Agreement. During 1997, 1996 and 1995, Westcor II received $36,000 each year in fees from the Partnership under the Management Agreement, in accordance with the 1994 amendment to the original Management Agreement. The 1994 amendment provided that the property management fee be reduced from $125,000 per year to $36,000 per year. The Management Agreement is renewable annually unless canceled at the discretion of the Partnership or Westcor II.

Parcel Leasing

         Although it is not currently anticipated, the Partnership may develop or lease Parcels to take advantage of development opportunities but will not build office or other buildings which have not been partially pre-leased prior to the commencement of construction. The General Partner's policy will be to receive leasing commitments representing at least 25% of the space available for leasing prior to commencement of construction. Construction would be commenced with a lesser percentage of commitments only in rental markets that indicate, in the General Partner's opinion, sufficient demand. Such development may be financed through cash reserves of the Partnership, debt secured by the developed parcel or other available sources of capital. The Partnership may also enter into participating or non-participating subordinated or unsubordinated ground leases to encourage development of the Property. No such leases are currently under consideration.

Competition

         The Partnership's major sources of competition are other office parks located in the greater Phoenix metropolitan area which have vacant land for sale.

Real Estate Activities Near The Perimeter Center

         Immediately to the south of The Perimeter Center, across Bell Road, two gated apartment communities and one condominium complex are in various stages of development. Scottsdale Links Apartments, a three-story, 228-unit development opposite the intersection of Perimeter Drive and Bell Road, has just been completed. Construction recently commenced on the Gleneagles Apartments, a 448-unit development to the west of Scottsdale Links. To the west of Gleneagles Apartments is Montana del Sol, a 102-unit condominium complex.

         The Greenway-Hayden Loop Bridge, to the west of the Gleneagles Apartments is now open. In February 1999, after construction commences on the Outer Loop freeway in the vicinity of the Perimeter Center, the City of Scottsdale plans to route southbound Pima Road traffic through the Perimeter Center and over this bridge. The Partnership is seeking assurances from the City that it will take appropriate action so that this increased traffic flow will not adversely affect access to The Perimeter Center.

         To the north and east of The Perimeter Center, development continues on three major residential developments. The closest of these is McDowell Mountain Ranch, which is anticipated to have 4,400 homes when fully completed. To the east and north of McDowell Mountain Ranch is DC Ranch, which is anticipated to have 8,300 homes when completed. North of The Perimeter Center is the Grayhawk development, with 7,400 homes planned and two championship public golf courses.

Additional Information

         Compliance with federal, state and local laws regarding the discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected to have, any adverse effect upon capital expenditures, earnings or the competitive position of the Partnership. The Partnership is not presently a party to any litigation or administrative proceeding with respect to its compliance with such environmental standards. In addition, the Partnership does not anticipate being required to expend any funds in the near future for environmental protection in connection with its respective operations.

         The Partnership does not believe that any aspect of its business is significantly seasonal in nature.

         No portion of the Partnership's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States Government. The Partnership does not manufacture any products and therefore does not require any raw materials in order to conduct its business.

         The Partnership and FFCA Investor Services Corporation 88-B (the initial limited partner) have no employees.

         The Partnership pays an affiliate of the General Partner for the maintenance of the books and records of the Partnership and for computer, investor and legal services performed for the Partnership. During 1997, this affiliate of the General Partner completed the design of a new accounting information system that was begun in 1996 and was implemented on January 1, 1998. The new system is "Year 2000" compliant which means that the system will know how to handle any dates that refer to the 21st century. By the end of 1998, all of the affiliate's significant information systems that would impact the Partnership will be "Year 2000" compliant. The affiliate is in the process of assessing the key suppliers that it relies upon in addition to any other systems that are sensitive to dates (such as the telephone and power systems, elevators, security systems, and so on), and has developed a plan for any such systems that are found to be noncompliant.

         A five-phase process was adopted by the affiliate to address the issues associated with the year 2000 including: (1) an inventory and assessment of the systems and electronic devices that may be at risk; (2) the identification of potential solutions; (3) the implementation of upgrades or replacements to affected systems or devices; (4) the verification of compliance and testing of the revised systems; and (5) the training of users on the new systems. To date, the inventory and assessment phase of all critical computer hardware has been completed, as have the operating system and database software, and statements of "Year 2000" compliance have been received from the related vendors. The verification of "Year 2000" compliance through testing of these systems and training of users is nearly complete.

         As of March 2, 1998, the Partnership has sold (including parcels in escrow) approximately 50% of the net usable acres of the Property. Should the Partnership sell all of its remaining land acreage prior to the year 2000, the Partnership will likely be liquidated and dissolved, in accordance with the partnership agreement, prior to January 1, 2000. Under this circumstance, the "Year 2000" issue is not anticipated to have any effect on the Partnership.

Factors Affecting Future Operating Results

         The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), became effective in December 1995. The Act provides a "safe harbor" for companies that make forward-looking statements providing prospective information. The "safe harbor" under the Act relates to protection for companies with respect to litigation filed on the basis of such forward-looking statements.

         The  Partnership   wishes  to  take  advantage  of  the  "safe  harbor"
provisions of the Act and is therefore including this section. The statements contained herein, if not historical, are forward-looking statements and involve risks and uncertainties which are described below that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words "anticipated," "expected," "intends," or "plans," or words of similar meaning. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

         The Partnership's future results may be subject to certain risks and uncertainties including the following:

         o Adverse changes in general economic conditions and local conditions such as excessive building resulting in oversupply of existing space or decrease in employment resulting in reduced demand for commercial or office space

         o General factors affecting real estate values including possible federal, state or local regulations and controls affecting rents, prices of goods, fuel, energy and water consumption, the environmental impact of new construction, increased labor and material costs, the attractiveness of the Property and the neighborhood in which it is located, changes in environmental and zoning laws, and changes in taxes affecting real property

         o        Increased   interest   rates  and/or  less   availability   of
                  financing, resulting in fewer sales and leases of the Property and/or a lower value of the Property

         o The absence of any assurance of an increase in or retention of land values

         o        Factors specific to the Phoenix and Scottsdale, Arizona area:

                  o Construction on the Outer Loop freeway in the vicinity of The Perimeter Center is scheduled to commence in February, 1999, and is likely to result in the closure of Pima Road south of Princess
                           Boulevard. The impact of this closure on property sales cannot be ascertained

                  o Competition with other owners of unimproved and improved land, as well as with established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which possess greater resources than the Partnership) in connection with the sale and leasing of properties

                  o Oversupply of office, industrial and retail space, reducing demand for parcels comprising the Property

                  o        Slowing of population and job growth in Arizona

                  o        The  supply  of   unimproved   land  in  the  Phoenix
                           metropolitan area

                  o The lack of assurance of anticipated growth in commercial, industrial and retail activity, or that any such development will have a significant favorable impact on the value of the Property

Item 2.  Properties.

         Upon completion of the Partnership's public offering and acquisition of the Property, the Partnership owned debt-free approximately 261 gross acres of improved land located at the northwest corner of the intersection of Bell and Pima Roads in Scottsdale, Arizona which is zoned for commercial development. Approximately 75% of the Property's gross acres constitutes net acres available for sale or lease after the deduction of land dedicated for rights-of-way for streets and other land not available for development. Infrastructure in place includes gas, sewer, water, electricity, telephone, and all streets, curbs, gutter and sidewalk work. At March 2, 1998, the Property's remaining acreage to be sold (which excludes parcels in escrow) consists of approximately 95 acres. In 1997, parcels were sold for between $5.00 and $8.00 per square foot. The Property is north of downtown Scottsdale, Arizona and approximately two miles from the Scottsdale Airport, a business commuter terminal. The following is a description of the Property sales which have been consummated (excluding sales in escrow) as of March 2, 1998.

         FFCA Office Building. On December 29, 1988, FFCA entered into an $8.5 million Acquisition, Construction and Term Loan Agreement for the acquisition of a 4.6-acre parcel of land and the construction of an office building thereon containing approximately 56,000 square feet of office space, approximately 10,000 square feet for display by the Fleischer Museum, and approximately 40,000 square feet of subterranean parking. The construction of the Office Building was completed in April 1990. FFCA is a self-administered real estate investment trust that invests in chain restaurant real estate, as well as convenience stores and automotive service and parts stores throughout the United States.

         Pacesetter, Inc. The initial sale transaction with Pacesetter, Inc., a subsidiary of St. Jude Medical, Inc. based in St. Paul, Minnesota, was completed on January 17, 1996. It involved the sale of an 11.8-acre parcel for a price of approximately $2.6 million. The transaction also gave Pacesetter, Inc. a right of first refusal and option to purchase an additional 6 adjacent acres. On July 10, 1997, Pacesetter, Inc. exercised its option to purchase this acreage for a sales price of approximately $1.3 million. The new site is part of St. Jude Medical, Inc.'s plans to expand its pacemaker business. Construction of the new facility was completed in February 1997.

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

         G & D Partnership. The sale transaction with G & D Partnership was completed on June 19, 1996. It involved the sale of a 1.64-acre parcel for a sales price of approximately

$440,000. G & D Partnership operates a construction company in the Southwest and will be building its corporate headquarters on the site.

         Integrated Circuit Engineering Corporation. The sale transaction with Integrated Circuit Engineering Corporation (ICE) was completed on December 23, 1996. It involved the sale of a 3.8-acre parcel for a sales price of approximately $1 million. ICE serves the semiconductor industry through market research, consulting, publications, seminars and semiconductor laboratory services. The new site will be the corporation's world headquarters.

         Coyote View Plaza, L.L.C. The sale transaction with Coyote View Plaza L.L.C. was completed on January 15, 1997. It involved a 2.1-acre parcel which sold for approximately $500,000. Construction was completed in 1997 on this medical and dental facility.

         Private Investor Transaction. The sale transaction with a private investor was completed on February 20, 1997. It involved the sale of a 1.8-acre parcel for a sales price of approximately $600,000. The site will be the corporate headquarters for Discover the World Marketing, which outsources marketing activities for the airline industry throughout the world. An 18,000-square foot facility was built, a portion of which is office space for rent.

         Hemholdt Family Trust/Cornwell Group. The first sale transaction with these entities was completed on February 28, 1997. It involved the sale of two parcels of land totaling 6.2 acres for a sales price of approximately $1.8 million. The second sale transaction closed on May 30, 1997 and involved the sale of a 4.6-acre parcel for approximately $1.3 million. The third sale transaction was completed on September 16, 1997 and involved the sale of a 3.8-acre parcel for approximately $1.2 million. New corporate office buildings are planned for the sites and construction is currently underway.

         Additional Private Investors Transaction. The sale transaction with private investors was completed on April 8, 1997 and involved the sale of a 2-acre parcel for approximately $500,000. The recently-completed facility is an interior design center for Est Est, Inc.

         Perimeter   Professional  Offices,  LLC.  On  May  5,  1997,  Perimeter
Professional Offices, LLC purchased a 3.6-acre parcel for approximately $1.3 million. Two professional office facilities will be built on the site.

         Biltmore Perimeter LLC. On August 27, 1997, Biltmore Perimeter LLC purchased an 8.7-acre parcel for approximately $2.7 million for the development of a professional office facility.

         Green Tree Financial Corporation. The sale transaction with Green Tree Financial Corporation was completed on September 10, 1997 and involved the sale of eight parcels totaling 16.7 acres for an aggregate sale price of approximately $5.4 million. An office complex for the financial services company is planned for the site.

         Carlson Real Estate. The sale transaction with Carlson Real Estate was completed on October 15, 1997. Carlson Real Estate purchased an 11.1-acre parcel for approximately $2.8 million. Subsequent to this sale, Mont Aster LLC purchased the parcel from Carlson Real Estate.

         Semy Engineering Semy Engineering purchased a 6.1-acre parcel for approximately $1.8 million on October 27, 1997. The site will be the headquarters for Semy Engineering, a semiconductor equipment company specializing in data analysis and control systems.

Item 3.  Legal Proceedings.

         Neither the Co-Registrants nor their properties are parties to, or subject to, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1997.

                                     PART II

Item 5.  Market for Co-Registrants' Units and Related Security Holder Matters.

         Market Information. During 1997, there was no established public trading market for the Units, and it is unlikely that an established public trading market for the Units will develop.

         Holders. As of March 2, 1998, there were 3,067 record holders of the Units.

         Distributions. For the two most recent fiscal years, the Partnership made the following cash distributions to the Holders from proceeds received on the sale of land parcels:

                                      1997

       Date of                        Number         Per Unit          Total
     Distribution                    of Units      Distributions   Distributions
     ------------                    --------      -------------   -------------

March 31                              50,000         $    53.35      $ 2,667,000
June 30                               50,000              55.37        2,768,500
September 30                          50,000             200.56       10,028,000
December 31                           50,000              84.57        4,228,500
                                                     ----------      -----------
                                                     $   393.85      $19,692,000
                                                     ==========      ===========

                                      1996

       Date of                        Number         Per Unit          Total
     Distribution                    of Units      Distributions   Distributions
     ------------                    --------      -------------   -------------

March 31                              50,000         $   70.37       $ 3,518,500
June 30                               50,000              6.14           307,000
September 30                          50,000               --                --
December 31                           50,000             18.79           939,500
                                                     ---------       -----------
                                                     $   95.30       $ 4,765,000
                                                     =========       ===========

         Adjusted Capital Contribution is defined in the Partnership Agreement as the Holder's initial capital contribution reduced to not less than zero by cash distributions to the Holders (a) from Parcel Revenues (as defined in the Partnership Agreement); (b) from Sale or Refinancing Proceeds (as defined in the Partnership Agreement); (c) from any principal payments received from the Acquisition and Construction Loan and the Permanent Loan or any other loan by the Partnership; or (d) classified as a return of capital under generally accepted accounting principles. The Adjusted Capital Contribution of the Holders was $595.42 per Unit as of December 31, 1997.

         The primary source of cash distributions in the future is expected to be from the sale or lease of parcels of the Property. Generally, net proceeds received from the sale or lease of the parcels of the Property will be distributed 100% to the Holders to the extent of the Adjusted Parcel Investment (as defined in the Partnership Agreement) of each parcel, plus a preferred return on the Adjusted Parcel Investment equal to a cumulative, non-compounded return of ten percent per annum. Thereafter, approximately 50% of any remaining proceeds will be distributed to the Holders. The Adjusted Parcel Investment, as defined in the Partnership Agreement, is generally an amount which approximates the capital contributions of the Holders invested in a parcel, including a proportionate amount of allocable front-end fees paid in connection with the organization of the Partnership, the offering and sale of the Units and the acquisition of the Property. Distribution of the proceeds from the sale or refinancing of parcels of the Property or of revenues from leased parcels, if any, are anticipated to be made at such times as the General Partner deems appropriate and in the best interest of the Partnership. The General Partner may withhold distributions if necessary or appropriate for the conduct of the Partnership's business or for the construction of buildings for other improvements on parcels in the Property. For a complete description of the manner in which the disbursable cash of the Partnership and proceeds from the sale or refinancing of the parcels comprising the Property will be distributed and the manner in which the profits, gains, losses, deductions and credits of the Partnership will be allocated, reference is hereby made to Article Four of the Partnership Agreement referenced as Exhibit 4 to this Report. Any differences in the amounts of distributions set forth in the above tables from the information contained in Item 6 below are due to rounding the amount of distributions payable per Unit down to the nearest whole cent and carrying any fractional cents forward from one period to the next.

Item 6.  Selected Financial Data.

         The following selected financial data should be read in conjunction with the Financial Statements and the related notes attached as an exhibit to this Report.

                                                            Year Ended December 31,
                                   1997           1996           1995           1994           1993
                                   ----           ----           ----           ----           ----
Revenues                       $ 22,289,391   $  5,981,588   $    920,426   $    892,589   $    889,361
Net Income (Loss)                 8,797,901      1,974,758         46,044        153,430       (407,529)
Net Income (Loss) Per
  Limited Partnership Unit           175.90          39.49            .91           3.04          (8.07)
Total Assets                     32,541,537     40,259,651     42,024,785     41,989,599     41,858,418
Distributions of Cash from
  Operations to Holders          19,692,084      4,765,456           --             --             --
Distributions of Cash from
  Operations Per Unit                393.84          95.31           --             --             --
Return of Capital to Holders           --             --             --             --             --
Return of Capital Per Unit             --             --             --             --             --


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The partnership received $50,000,000 in gross proceeds from its public offering of the Units on November 23, 1988. After deducting organizational and offering expenses, including selling expenses, the financial advisory fee, property acquisition fee and due diligence expense reimbursement payable to Shearson Lehman Hutton Inc., the Partnership had $43,250,000 in net proceeds available for investment. On December 1, 1988, the Partnership used $23,913,185 to acquire the Property in Scottsdale, Arizona. The remaining net offering proceeds were used to complete the construction of the Infrastructure and to fully fund the loan to FFCA for the FFCA Office Building and establish an initial reserve of approximately $2,800,000. The Partnership's primary sources of revenue are land sales, interest payments received from FFCA under the Loan Agreement and interest earned on the Partnership's temporary investments. As land parcels are sold, distributions of the net cash sale proceeds are made in accordance with the partnership agreement. Once all of The Perimeter Center parcels are sold, the Partnership will liquidate all of its other assets and distribute them in accordance with the partnership agreement.

         Funds pending distribution to the limited partners are temporarily invested in U.S. Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations). These reserves may be used from time to time to pay amounts assessed by the city or county taxing authorities for developmental or other costs. It is anticipated that the Partnership's revenues along with remaining reserves of approximately $1.6 million at December 31, 1997, to the extent required, will be sufficient to pay the Partnership's operating expenses in 1998 and that cash proceeds from the sale of parcels will be available for distribution to the Holders. At December 31, 1997, the Partnership had cash and marketable securities with a maturity of three months or less aggregating $5,844,446 of which $4,228,500 was paid out to the Holders in February 1998 as their fourth quarter 1997 distribution, and the remainder of which will be held by the Partnership for reserves.

         The liquidity of the Partnership may be adversely affected by a significant increase in property taxes levied on the Property and an increase in expenses associated with the maintenance of the Property. Although the General Partner currently believes that the income of the Partnership and the amount of the reserve established by the Partnership will be sufficient to meet the Partnership's operating expenses in the future, there can be no assurance that the amounts will be adequate. Although not currently anticipated, the General Partner has the power to borrow funds on behalf of the Partnership if it deems such borrowing to be in the best interests of the Partnership. In connection with such borrowing, the General Partner may mortgage, pledge or otherwise encumber the assets of the Partnership, including the Property. There is no assurance, however, that a lender would be willing to loan money to the Partnership on a non-recourse basis.

         During the year ended December 31, 1997, the Partnership sold 21 land parcels aggregating 73 acres to unaffiliated third parties. Land sale transactions during the year provided aggregate cash sales proceeds of $21.1 million. The parcels had a total original cost of $11.2 million and closing and other costs of approximately $1.4 million. These parcel sales resulted in gains totaling $8.5 million. Distributions declared from the parcel sales amounted to $19.7 million in 1997.

         At December 31, 1997, the Partnership had two parcels of land (approximately 5 acres total) under contract for sale for a purchase price of approximately $1.8 million to two unaffiliated third parties. The aggregate original cost of the parcels is approximately $900,000. Approximately 95 acres (excluding parcels in escrow) remain available for sale within The Perimeter Center and the Partnership has entered into preliminary negotiations for the sale of several land parcels. The Partnership cannot determine which, if any, of these negotiations will result in the sale of a land parcel and, therefore, cannot predict the timing or amount of any future cash distributions.

         The Partnership pays an affiliate of the General Partner for the maintenance of the books and records of the Partnership and for computer, investor and legal services performed for the Partnership. During 1997, this affiliate of the General Partner completed the design of a new accounting information system that was begun in 1996 and was implemented on January 1, 1998. The new system is "Year 2000" compliant which means that the system will know how to handle any dates that refer to the 21st century. By the end of 1998, all of the affiliate's significant information systems that would impact the Partnership will be "Year 2000" compliant.

         As of March 2, 1998, the Partnership has sold (including parcels in escrow) 50% of the net usable acres of the Property. Should the Partnership sell all of its remaining land acreage prior to the year 2000, the Partnership will likely be liquidated and dissolved, in accordance with the partnership agreement, prior to January 1, 2000. Under this circumstance, the "Year 2000" issue is not anticipated to have any affect on the Partnership.

         With accelerated development in the Scottsdale, Arizona area, two potential development matters have been raised. The Federal Emergency Management Association ("FEMA") is working with the City of Scottsdale on area drainage solutions through the formation of the Reata Pass Wash Desert Greenbelt Improvement District (the District). The Perimeter Center will be included in the District. According to representatives of the City of Scottsdale, the City's current plan with respect to the District is to assess then-current property owners within the District at a rate of approximately $3,800 per acre commencing in the year 2000. This assessment will be payable in semi-annual installments (with interest) over ten years. To the extent the Partnership still owns land from and after the year 2000, it would be subject to the assessment. The City may also purchase an easement on the southeast portion of the Property in connection with its improvements relating to the District. In addition, the Arizona Department of Transportation has notified the Partnership that it wishes to purchase approximately 1.4 acres on the eastern boundary of the Property for the purpose of widening the frontage road southbound along the proposed Outer Loop. These proposals are still pending at this time and the General Partner believes they will not have a significant impact on the Partnership.

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

Results of Operations

         Fiscal Year Ended December 31, 1997 Compared to Fiscal Year Ended December 31, 1996. Land sales comprise the majority of the total revenues of the Partnership. Total revenues were $22.2 million for the year ended December 31, 1997 as compared to $5.98 million for the year ended December 31, 1996. The average sales price per acre of land sold during the year increased 27% to approximately $290,000 per acre from approximately $227,500 per acre for land sold during the year ended December 31, 1996. Gain as a percentage of land sale revenues remained relatively constant at 40% for the year ended December 31, 1997 as compared to 39% for the year ended December 31, 1996.

       Interest and other income for the year ended December 31, 1997 increased by approximately $177,000 over the comparable period of 1996 due to the increase in temporary investment securities resulting from a higher average cash balance invested during the year. This high cash balance results from net sale proceeds held during the year prior to distribution of the cash to the limited partners. Total expenses (excluding the cost of land sales) decreased by $85,000 for the year ended December 31, 1997 as compared to the year ended December 31, 1996 due to decreases in the general partner fee ($41,000), marketing expenses ($63,000) and property taxes ($33,000) and are partially offset by an increase in other operating expenses. The general partner fee decreased during the period because the fee is based on Assets Under Management, as defined in the partnership agreement, and as parcels are sold the general partner fee is reduced accordingly. Marketing expenses decreased because the level of sales activity that occurred during 1997 has generated sufficient interest in The Perimeter Center to allow the Partnership to reduce certain general marketing activities. Property taxes decreased due to the sale of land parcels during 1997.

         Fiscal Year Ended December 31, 1996 Compared to Fiscal Year Ended December 31, 1995. Total revenues were $5.98 million for the year ended December 31, 1996 as compared to $920,426 for the year ended December 31, 1995. The increase in revenues relates primarily to land sales of $5 million and to an increase in interest income earned on temporary investment securities held during the year resulting from land sale proceeds invested, prior to distribution to the limited partners.

         Total expenses increased to $4 million for the year ended December 31, 1996 from $874,382 for the year ended December 31, 1995. The increase primarily represents the cost of land sales aggregating $3 million, which includes the original land and infrastructure costs totaling $2.8 million and costs totaling $238,248 related to closing the sales transactions. In addition, General Partner fees were higher in 1996 than in 1995 because the General Partner, in its discretion, permanently waived approximately $109,000 of the partnership management fees otherwise payable by the Partnership in 1995. Marketing costs also increased from $67,737 in 1995 to $81,436 in 1996 related to increased marketing efforts at The Perimeter Center. The decrease in property taxes from $186,455 in 1995 to $175,626 in 1996 resulted from the sale of land parcels during 1996.

Inflation

         Inflation in future periods may tend to cause capital appreciation of land in general; however, the value of any particular land, including the Property, may increase at a rate different from the inflation rate or decrease based upon other factors, such as the demand for land in the area where the Property is located and the availability of comparable land in the same area. If the Partnership decides to lease parcels of the Property, capital appreciation may cause an increase in the amount of lease payments due under future leases just as it may cause an increase in the value of the land. Inflation may, however, have an adverse impact on the profitability of the Partnership because of increases in its operating expenses, as well as any possible lessees' operating expenses.

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

                                    Director

                Name                                Position Held Since
                ----                                -------------------

Morton H. Fleischer                                         1993

                                    Officers

                                                                                                   Associated
                                                                                                    With PCMC
               Name                                       Positions Held                              Since
               ----                                       --------------                              -----
Morton H. Fleischer                  President and Chief Executive Officer                            1993
John R. Barravecchia                 Executive Vice President, Chief Financial Officer,               1993
                                     Treasurer and Assistant Secretary
Christopher H. Volk                  Executive Vice President, Chief Operating Officer,               1993
                                     Secretary and Assistant Treasurer
Dennis L. Ruben                      Executive Vice President, General Counsel and Assistant          1994
                                     Secretary
Stephen G. Schmitz                   Executive Vice President, Chief Investment Officer and           1995
                                     Assistant Secretary
Catherine F. Long                    Senior Vice President-Finance, Principal Accounting              1993
                                     Officer, Assistant Secretary and Assistant Treasurer

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
                                  Assistant Treasurer

         All of the foregoing directors and executive officers have been elected to serve a one-year term and until their successors are elected and qualified. There are no arrangements or understandings between or among any of the officers or directors and any other person pursuant to which any officer or director was selected as such. There are no family relationships among any directors and officers.

Business Experience

         The business experience during the past five years of each of the above directors and executive officers is as follows:

         Morton H. Fleischer, age 61, served as a director, President and Chief Executive Officer of PCMC since 1993, and as Chairman of the Board of FFCA Investor Services Corporation 88-B since 1986. Mr. Fleischer also serves as President, Chief Executive Officer and Chairman of the Board of Franchise Finance Corporation of America, a Delaware corporation ("FFCA") having previously served as a director, President and Chief Executive Officer of Franchise Finance Corporation of America I ("FFCA I"), a predecessor of FFCA, from 1980 to 1994. Mr. Fleischer is an individual general partner of the General Partner, and is a general partner (or general partner of a general partner) of the following public limited partnerships: Participating Income Properties 1986, L.P.; Participating Income Properties II, L.P. and Participating Income Properties III Limited Partnership.

         John R. Barravecchia, age 42, served as President, Secretary and Treasurer of FFCA Investor Services Corporation 88-B since 1990. He served as Chief Financial Officer of PCMC since 1993 and as Senior Vice President and Treasurer since 1994. In 1995, Mr. Barravecchia was named Executive Vice
President of PCMC. Mr. Barravecchia currently serves as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of FFCA and served in various capacities for FFCA I from 1984 to 1994. He was appointed Vice President and Chief Financial Officer of FFCA I in December 1986, and Senior Vice President in October 1989. Mr. Barravecchia was elected as a director of FFCA I in March 1993 and Treasurer in December 1993. Prior to joining FFCA I, Mr. Barravecchia was associated with the international public accounting firm of Arthur Andersen LLP.

         Christopher H. Volk, age 41, served as Vice President, Assistant Secretary and Assistant Treasurer of FFCA Investor Services Corporation 88-B since 1994, and served as Secretary of PCMC since 1993 and Senior Vice President- Research and Underwriting since 1994. In 1995, Mr. Volk was named Executive Vice President and Chief Operating Officer of PCMC. Mr. Volk currently serves as Executive Vice President, Chief Operating Officer, Secretary and Assistant Treasurer of FFCA. He joined FFCA I in 1986 and served in various capacities in FFCA I's capital preservation and underwriting areas prior to being named Vice President-Research in October 1989. In December 1993, he was appointed Secretary and Senior Vice President-Underwriting and Research of FFCA I, and he was elected as a director of FFCA I in March 1993. Prior to joining FFCA I, Mr. Volk was employed for six years with the National Bank of Georgia, where his last position was Assistant Vice President and Senior Correspondent Banking Credit Officer. Mr. Volk is a member of the Association for Investment Management and Research and the Phoenix Society of Financial Analysts.

         Dennis L. Ruben, age 45, served as Senior Vice President and General Counsel for PCMC since 1994. Mr. Ruben was named Executive Vice President, General Counsel and Assistant Secretary of PCMC in February 1997. He currently serves in the same capacity for

FFCA and served as attorney and counsel for FFCA I from 1991 to 1994. In December 1993, he was appointed Senior Vice President and General Counsel of FFCA. Prior to joining FFCA I, Mr. Ruben was associated with the law firm of Kutak Rock from 1980 until March 1991. Mr. Ruben became a partner of Kutak Rock in 1984. Mr. Ruben has been admitted to the Iowa, Nebraska and Colorado bars.

         Stephen G. Schmitz, age 43, served as Senior Vice President-Corporate Finance of PCMC since January 1996. He was named Executive Vice President, Chief Investment Officer and Assistant Secretary of PCMC in February 1997. He currently serves in the same capacity for FFCA. Mr. Schmitz served in various positions as an officer of FFCA I from 1986 to June 1, 1994. Prior to joining FFCA I, Mr. Schmitz was a commercial lender with Mellon Bank in Pittsburgh, where his last position was Vice-President and Section Manager.

         Catherine F. Long, age 41, served as Vice President-Finance and Principal Accounting Officer of PCMC since 1994, and Vice President from 1993 to 1994. In February 1997 she was named Senior Vice President-Finance of PCMC. She currently serves as Senior Vice President-Finance, Principal Accounting Officer, Assistant Secretary and Assistant Treasurer of FFCA and served as Vice President-Finance of FFCA I from 1990 to 1993. In December 1993, she was appointed Principal Accounting Officer of FFCA I. From December 1978 to May 1990, Ms. Long was associated with the international public accounting firm of Arthur Andersen LLP. Ms. Long is a certified public accountant and is a member of the Arizona Society of Certified Public Accountants.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Co-Registrants during fiscal year 1997 and Forms 5 and amendments thereto furnished to the Co-Registrants with respect to fiscal year ended December 31, 1997 (the "Forms"), and any written representations by the directors and executive officers of FFCA Investor Services Corporation 88-B and PCMC, the Co-Registrants have not identified herein any such person that failed to file on a timely basis the Forms required by Section 16(a) of the Securities Exchange Act of 1934 for fiscal year 1997.

Item 11. Executive Compensation.

         Pursuant  to   provisions   contained  in  the   agreement  of  limited
partnership which governs the Partnership, the officers and directors of PCMC serve in such capacities without remuneration from the Partnership.

         The Partnership is required to pay a partnership management fee and a subordinated incentive share of sale or refinancing proceeds or parcel revenues to the General Partner, and the General Partner is entitled to receive a share of cash distributions, when and as made to the Holders and a share of profits and losses. Reference is made to Note 7 of the Notes to the Financial Statements of the Partnership which are filed with this Report for a description of the fees paid to the General Partner in 1997.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         As of March 2, 1998, no person or group was known by the Partnership to own directly or beneficially more than 5% of the outstanding Units of the Partnership.

         The General Partner of the Partnership and its general partners owned no Units as of March 2, 1998. The directors and officers of the General Partner's corporate general partner, PCMC, individually and as a group, owned less than 1% of the Units as of March 2, 1998. PCMC is owned by Morton H. Fleischer.

         FFCA Investor Services Corporation 88-B has an interest in the Partnership as a limited partner and it serves as the owner of record of all of the limited partnership interests assigned by it to the Holders. However, FFCA Investor Services Corporation 88-B has no right to vote its interest on any matter and it must vote the assigned interests as directed by the Holders. FFCA Investor Services Corporation 88-B is wholly-owned by PCMC.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         The following documents are filed as part of this Report:

         1.       Financial Statements

                  The Partnership

                  Report of independent public accountants
                  Balance Sheets as of December 31, 1997 and 1996 Statements of Operations for the years ended
                    December 31, 1997, 1996 and 1995
                  Statements of Changes In Partners' Capital for the
                    years ended December 31, 1997, 1996 and 1995
                  Statements of Cash Flows for the years ended
                    December 31, 1997, 1996 and 1995
                  Notes to Financial Statements

                  FFCA Investor Services Corporation 88-B

                  Report of independent public accountants
                  Balance Sheet as of December 31, 1997
                  Notes to Balance Sheet

         2.       Financial Statement Schedules

                  Schedule III-Schedule of Real Estate as of
                    December 31, 1997

                           All other  schedules  are omitted  since they are not
                  required, are inapplicable, or the required information is included in the financial statements or notes thereto.

         3.       Exhibits

                  The following is a complete list of exhibits filed as part of this Form 10-K. For electronic filing purposes only, this report contains Exhibit 27, the Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

                  99. Annual Portfolio Valuation of Cushman & Wakefield as of December 31, 1997.

                           Pursuant to Rule 12b-32 under the Securities Exchange
                  Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission on March 31, 1994 as exhibits to the Co-Registrants' Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 0-17626, are incorporated herein by this reference.

                                                                                                     Form 10-K
                                                                                                    Exhibit No.
                                                                                                    -----------
                           First Amendment to Exclusive Management Agreement                             10.1
                           by and between the Partnership and The Westcor
                           Company II Limited Partnership, dated May 1, 1990.


                           Second  Amendment to Exclusive  Management  Agreement                         10.2
                           by and between the  Partnership  and The Westcor
                           Company  II  Limited  Partnership,  dated  January 1,
                           1994.

                           Pursuant to Rule 12b-32 under the Securities Exchange
                  Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission on March 24, 1989 as exhibits to the Co-Registrants' Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 33-18041, are incorporated herein by this reference.

                                                                                                     Form 10-K
                                                                                                    Exhibit No.
                                                                                                    -----------
                           The Amended and Restated Certificate of Limited                               4
                           Partnership which governs the Partnership, as filed
                           with the Secretary of State of Delaware on
                           November 23, 1988.

                           Acquisition,  Construction and Term Loan Agreement                            10
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

                                                                                                    Exhibit No.
                                                                                                    -----------
                           The Certificate of  Incorporation  which governs                              4(b)
                           the Corporation, as filed with the Secretary of State
                           of Delaware on August 11, 1987.

                           Bylaws of FFCA Investor Services Corporation 88-B.                            4(c)

                           Exclusive Management Contract by and between the                              10(c)
                           Partnership and The Westcor Company II Limited
                           Partnership, dated as of June 7, 1988.

                  Reports on Form 8-K

                           No   reports   on  Form   8-K   were   filed  by  the
                           Co-Registrants during the last quarter of the fiscal year ended December 31, 1997.

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

                                        SCOTTSDALE LAND TRUST LIMITED
                                        PARTNERSHIP

                                        By:  FFCA MANAGEMENT COMPANY LIMITED
                                             PARTNERSHIP, General Partner



Date:  March 27, 1998                        By /s/ Morton H. Fleischer
                                                --------------------------------
                                                    Morton H. Fleischer, General
                                                    Partner

                                             By   PERIMETER CENTER MANAGEMENT
                                                  COMPANY, Corporate General
                                                  Partner


Date:  March 27, 1998                        By /s/ Morton H. Fleischer
                                                --------------------------------
                                                    Morton H. Fleischer,
                                                    Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer

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



Date:  March 27, 1998                   By /s/ Morton H. Fleischer
                                           -------------------------------------
                                               Morton H. Fleischer, Chairman of
                                               the Board, President, Chief
                                               Executive Officer and Director



Date:  March 27, 1998                   By /s/ John Barravecchia
                                           -------------------------------------
                                               John Barravecchia, Executive Vice
                                               President, Chief Financial
                                               Officer, Treasurer and Assistant
                                               Secretary

Date:  March 27, 1998                   By /s/ Catherine F. Long
                                           -------------------------------------
                                               Catherine F. Long, Senior Vice
                                               President-Finance and Principal
                                               Accounting Officer, Assistant
                                               Secretary and Assistant Treasurer


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the co-registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FFCA INVESTOR SERVICES CORPORATION 88-B



Date:  March 27, 1998                   By /s/ Morton H. Fleischer
                                           -------------------------------------
                                               Morton H. Fleischer, Sole
                                               Director



Date:  March 27, 1998                   By /s/ John Barravecchia
                                           -------------------------------------
                                               John Barravecchia, President,
                                               Secretary, Principal Financial
                                               Officer and Principal Accounting
                                               Officer

                              ARTHUR ANDERSEN LLP





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Scottsdale Land Trust Limited Partnership:

We have audited the accompanying balance sheets of SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the partnership's general partner. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scottsdale Land Trust Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Real Estate is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects in relation to the basic financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

Phoenix, Arizona
  January 9, 1998

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP
                    -----------------------------------------

                   BALANCE SHEETS - DECEMBER 31, 1997 AND 1996
                   -------------------------------------------

                                                                    1997                   1996
                                                                 -----------            -----------
                                               ASSETS
                                               ------
LAND:
      Held for sale                                              $17,232,102            $26,326,289
      Subject to sale agreements (Note 3)                            911,184              2,980,166
      Subject to sale agreement with affiliate (Note 4)              788,287                788,287
                                                                 -----------            -----------

                 Total land                                       18,931,573             30,094,742

LOAN RECEIVABLE FROM AFFILIATE (Notes 1 and 4)                     7,598,415              7,598,415

CASH AND CASH EQUIVALENTS                                          5,844,446              2,418,201

PREPAID EXPENSES AND OTHER                                           167,103                148,293
                                                                 -----------            -----------

                 Total assets                                    $32,541,537            $40,259,651
                                                                 ===========            ===========


                                  LIABILITIES AND PARTNERS' CAPITAL
                                  ---------------------------------


DISTRIBUTION PAYABLE TO LIMITED PARTNERS                         $ 4,228,540            $   939,956

PAYABLE TO GENERAL PARTNER                                              -                    58,481

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                106,893                160,927
                                                                 -----------            -----------

                  Total liabilities                                4,335,433              1,159,364
                                                                 -----------            -----------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                                 (9,839)               (12,529)
      Limited partners                                            28,215,943             39,112,816
                                                                 -----------            -----------

                 Total partners' capital                          28,206,104             39,100,287
                                                                 -----------            -----------

                 Total liabilities and partners' capital         $32,541,537            $40,259,651
                                                                 ===========            ===========

      The accompanying notes are an integral part of these balance sheets.

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP
                    -----------------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------

                                                                   1997                 1996              1995
                                                                -----------          ----------       --------------
REVENUES:
         Land sales                                             $21,134,951          $5,003,703       $       -
         Interest on loan to affiliate                              850,000             850,000             850,000
         Interest on investments and other                          304,440             127,885              70,426
                                                                -----------          ----------       -------------

                                                                 22,289,391           5,981,588             920,426
                                                                -----------          ----------       -------------
EXPENSES:
         Cost of land sales                                      12,606,036           3,036,171               -
         General partner fees (Note 7)                              319,327             360,752             266,264
         Property management fees (Note 5)                           36,000              36,000              36,000
         Marketing                                                   18,335              81,436              67,737
         Property taxes                                             142,633             175,626             186,455
         Other operating                                            369,159             316,845             317,926
                                                                -----------          ----------       -------------

                                                                 13,491,490           4,006,830             874,382
                                                                -----------          ----------       -------------

NET INCOME                                                      $ 8,797,901          $1,974,758       $      46,044
                                                                ===========          ==========       =============

NET INCOME ALLOCATED TO (Note 1):
         General partner                                        $     2,690          $       72       $         460
         Limited partners                                         8,795,211           1,974,686              45,584
                                                                -----------          ----------       -------------

                                                                $ 8,797,901          $1,974,758       $      46,044
                                                                ===========          ==========       =============

NET INCOME PER LIMITED
         PARTNERSHIP UNIT (based on 50,000
         units held by limited partners)                            $175.90              $39.49                $.91
                                                                ===========          ==========       =============

        The accompanying notes are an integral part of these statements.

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP
                    -----------------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------

                                                         General        Limited
                                                         Partner        Partners           Total
                                                      ------------    ------------    ------------
BALANCE,  December 31, 1994                           $    (13,061)   $ 41,858,002    $ 41,844,941

         Net income                                            460          45,584          46,044
                                                      ------------    ------------    ------------

BALANCE,  December 31, 1995                                (12,601)     41,903,586      41,890,985

         Net income                                             72       1,974,686       1,974,758

         Distributions to limited partners (Note 1)           --        (4,765,456)     (4,765,456)
                                                      ------------    ------------    ------------

BALANCE,  December 31, 1996                                (12,529)     39,112,816      39,100,287

         Net income                                          2,690       8,795,211       8,797,901

         Distributions to limited partners (Note 1)           --       (19,692,084)    (19,692,084)
                                                      ------------    ------------    ------------

BALANCE,  December 31, 1997                           $     (9,839)   $ 28,215,943    $ 28,206,104
                                                      ============    ============    ============

        The accompanying notes are an integral part of these statements.

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP
                    -----------------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------

                                                                  1997                 1996                 1995
                                                              -------------         -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                $   8,797,901         $ 1,974,758          $   46,044
    Adjustments to net income:
      Change in assets and liabilities:
        Decrease in land held for sale                            9,094,187           3,761,396               -
        Decrease (increase) in land subject to
          sale agreements                                         2,068,982            (963,473)              -
        Decrease (increase) in prepaid expenses
          and other                                                 (18,810)             22,449              (1,707)
        Increase (decrease) in payable to general partner           (58,481)             31,384              27,097
        Increase (decrease) in accounts payable
          and accrued expenses                                      (54,034)             54,224             (37,955)
                                                              -------------         -----------          ----------

          Net cash provided by operating activities              19,829,745           4,880,738              33,479
                                                              -------------         -----------          ----------

CASH FLOWS FOR FINANCING ACTIVITIES:
    Limited partner distributions declared (Note 1)             (19,692,084)         (4,765,456)              -
    Increase in distribution payable                              3,288,584             939,956               -
                                                              -------------         -----------          ----------

          Net cash used in financing activities                 (16,403,500)         (3,825,500)              -
                                                              -------------         -----------          ----------
NET INCREASE IN CASH
    AND CASH EQUIVALENTS                                          3,426,245           1,055,238              33,479

CASH AND CASH EQUIVALENTS,
    beginning of year                                             2,418,201           1,362,963           1,329,484
                                                              -------------         -----------          ----------

CASH AND CASH EQUIVALENTS,
    end of year                                               $   5,844,446         $ 2,418,201          $1,362,963
                                                              =============         ===========          ==========

        The accompanying notes are an integral part of these statements.

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP
                    -----------------------------------------

                          Notes to Financial Statements
                          -----------------------------

                           December 31, 1997 and 1996
                           --------------------------

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

         Cash Distributions: Cash from operations, as defined in the Partnership agreement, after payment of fees to the General Partner and the creation or restoration of cash reserves, is allocated 99% to the limited partners and 1% to the General Partner. Cash proceeds from the sale of property are not considered cash from operations but, when distributed, represent a partial return of the limited partners' initial $1,000 per unit capital contribution. Based on the amount of such distributions, the limited partner Adjusted Capital Contribution, as defined in the Partnership agreement, at December 31, 1997 is $595.42 per unit.

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

         Cash and Cash Equivalents - Investment securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents. Cash equivalents include United States Treasury securities of $5,696,030 and $1,349,448 at December 31, 1997 and 1996,
respectively, and bank repurchase agreements (which are collateralized by United States Treasury and Government obligations) of $925,122 at December 31, 1996. Short-term investments are recorded at cost plus accrued interest, which approximates market value.

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

3) LAND SUBJECT TO SALE AGREEMENTS:
   --------------------------------

         At December 31, 1997, the Partnership had two parcels of land (approximately 5 acres total) under contract for sale for a purchase price of approximately $1.8 million to two unaffiliated third parties. The aggregate original cost of the parcels is approximately $900,000.

4) LAND SUBJECT TO SALE AGREEMENT WITH AFFILIATE:
   ----------------------------------------------

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

         The fair value of the Partnership's loan receivable from FFCA is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value at December 31, 1997 exceeds the carrying amount by $1.9 million; however, changes in the fair value of the loan receivable do not result in the realization or expenditure of cash unless the loan is actually paid off.

          The sale of the Parcel to FFCA will be recognized in the Partnership's financial statements when the amounts loaned to FFCA are repaid to the Partnership.

5)  MANAGEMENT CONTRACT:
    --------------------

         The Partnership has entered into a management contract with the Manager to develop and manage the Property. The management contract is renewable annually. Under the management contract, the Manager is entitled to receive fees for services performed in connection with managing the Property's development.
During 1997, 1996 and 1995, the planning and property management fees paid or accrued to the Manager (payable in monthly installments) were $36,000 each year.

         After the limited partners have received specified returns in accordance with the Partnership agreement, a subordinated contingent interest of 25% of all remaining sale or refinancing proceeds or parcel revenues will be payable to the Manager.

6)  INCOME TAXES:
    -------------

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

         The following is a reconciliation of net income for financial reporting purposes to income reported for Federal income tax purposes for the years ended December 31, 1997, 1996 and 1995:

                                                           1997             1996            1995
                                                        ----------       ----------       --------
         Net income for financial reporting purposes    $8,797,901       $1,974,758       $ 46,044
         Differences for tax purposes in:
              Capitalized land inventory costs             212,788          230,557        251,826
              Additional Interest on FFCA loan             135,612          122,857        111,300
              Gain on sale of land                      (1,707,897)      (1,060,765)         -
              Other                                          1,449            3,279          2,949
                                                        ----------       ----------       --------

         Taxable income to partners                     $7,439,853       $1,270,686       $412,119
                                                        ==========       ==========       ========

For Federal income tax reporting purposes, taxable income to partners is reported on the accrual basis of accounting and is classified as ordinary income.

         At December 31, 1997, the tax bases of the Partnership's assets and liabilities exceed the amounts recorded for financial reporting purposes by $526,624. This difference results primarily from differences in the treatment of capitalized land inventory costs, the Additional Interest on the FFCA loan and the gain recognized on the sale of the land parcels for financial reporting and tax reporting purposes.

7)  TRANSACTIONS WITH RELATED PARTIES:
    ----------------------------------

         Under the terms of the Partnership agreement, the General Partner is entitled to compensation for services performed in connection with managing the affairs of the Partnership. During 1997, 1996 and 1995, fees paid or accrued to the General Partner were as follows:

                                                              1997        1996        1995
                                                            --------    --------    --------
         Partnership management fee (3/4 of 1% of the
            Assets Under Management, payable monthly)       $319,327    $360,752    $266,264
                                                            ========    ========    ========

         In 1995, the General Partner waived $108,736, of the partnership management fee otherwise receivable from the Partnership in order to reduce the Partnership's reliance on cash reserves to fund operations. As the Partnership began the sale of parcels in 1996, none of the partnership management fees were waived in 1996 and 1997.

         FFCA incurs expenses on behalf of the Partnership for maintenance of the books and records and for computer, investor and legal services performed for the Partnership. These expenses are reimbursable in accordance with the Partnership agreement and are less than the amount which the Partnership would have paid to independent parties for comparable services. The Partnership reimbursed FFCA $25,981 in 1997, $25,360 in 1996 and $18,025 in 1995 for such expenses.

                                                                    SCHEDULE III

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP
                    -----------------------------------------

                             SCHEDULE OF REAL ESTATE
                             -----------------------
                             AS OF DECEMBER 31, 1997
                             -----------------------

                                                                                           Cost          Gross Amount
                                                                                        Capitalized       At Which
                                                                        Initial Cost    Subsequent to     Carried At        Date
          Description            Location             Encumbrances     to Partnership    Acquisition    December 31, 1997  Acquired
-------------------------- --------------------- --------------------- -------------- ----------------- ----------------- ----------
Improved land, 261 acres
  initially, 143 acres at                            Subject to
   December 31, 1997        Scottsdale, Arizona    sales agreements(3)   $23,913,185     $8,979,480        $18,931,573    Nov. 1988
                                                                         ===========     ==========        ===========

              Notes:

                  (1) The aggregate cost for Federal income tax purposes is $17,898,667.
                  (2)  There are no prior liens.
                  (3)  In 1988, the  Partnership  entered into a sales agreement to sell five acres of land, with a cost to the Partnership of approximately $788,000, to an affiliate for an amount determined by independent appraisal to be the fair market value of the parcel. In 1997, the Partnership entered into two sales agreements to sell approximately 5 acres of land, with an aggregate cost to the Partnership of approximately $900,000 to unaffiliated third parties.
                  (4) There were no transactions in real estate during 1995. Transactions in real estate during 1996 and 1997 are summarized as follows:
                                                                  Cost
                                                                  ----

                          Balance, December 31, 1995          $32,892,665
                                     Cost of land sold         (2,797,923)
                                                              -----------

                          Balance, December 31, 1996           30,094,742
                                     Cost of land sold        (11,163,169)
                                                              -----------

                          Balance, December 31, 1997          $18,931,573
                                                              ===========

                    Report of Independent Public Accountants



To FFCA Investor Services Corporation 88-B:

We have audited the accompanying balance sheet of FFCA INVESTOR SERVICES CORPORATION 88-B (a Delaware corporation) as of December 31, 1997. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of FFCA Investor Services Corporation 88-B as of December 31, 1997, in conformity with generally accepted accounting principles.


                                     ARTHUR ANDERSEN LLP


Phoenix, Arizona,
  January 9, 1998.

                     FFCA INVESTOR SERVICES CORPORATION 88-B
                     ---------------------------------------


                        BALANCE SHEET - DECEMBER 31, 1997
                        ---------------------------------


                                     ASSETS


Cash                                                             $100
Investment in Scottsdale Land Trust Limited Partnership,
     at cost                                                      100
                                                                 ----

                    Total Assets                                 $200
                                                                 ====


                                    LIABILITY

Payable to Parent (Note 2)                                       $100
                                                                 ----


                              STOCKHOLDER'S EQUITY


Common Stock; $l par value; 100 shares authorized,
     issued and outstanding                                       100
                                                                 ----

                    Liability and Stockholder's Equity           $200
                                                                 ====



       The accompanying notes are an integral part of this balance sheet.

                     FFCA INVESTOR SERVICES CORPORATION 88-B
                     ---------------------------------------


                             NOTES TO BALANCE SHEET
                             ----------------------

                                DECEMBER 3l, l997
                                -----------------


(l) Operations:

           FFCA Investor Services Corporation 88-B (a Delaware corporation) (88-B) was organized on August 11, l987 to act as the assignor limited partner in Scottsdale Land Trust Limited Partnership (SLT).

           The assignor limited partner is the owner of record of the limited partnership units of SLT. All rights and powers of 88-B have been assigned to the holders, who are the registered and beneficial owners of the units. Other than to serve as assignor limited partner, 88-B has no other business purpose and will not engage in any other activity or incur any debt.

(2) Related Parties:

           Perimeter Center Management Company (a Delaware corporation) (PCMC) is the sole stockholder of 88-B. The general partner of SLT is an affiliate of PCMC.

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP
                                       and
                     FFCA INVESTOR SERVICES CORPORATION 88-B


                          ---------------------------

                                  Exhibit Index

         The following is a complete list of exhibits filed as part of this Form 10-K. For electronic filing purposes only, this report contains Exhibit 27, the Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

                          ---------------------------

                                                                    Sequentially
                              Exhibit                              Numbered Page
                              -------                              -------------

                  99.    Annual Portfolio Valuation of Cushman &
                         Wakefield as of December 31, 1997.

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