Form 10-Q
period 1998-03-31
SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP; FFCA INVESTOR SERVICES CORP 88-B
filed 1998-05-11
CIK 824098, 824134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1998
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

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


                              Yes   X    No
                                  -----     -----

PART 1 - FINANCIAL INFORMATION

    Item l.  Financial Statements.
    ------   --------------------


                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)


                                                             March 31,     December 31,
                                                               1998            1997
                                                           ------------    ------------
                                        ASSETS
                                        ------

LAND:
      Held for sale                                        $ 16,192,164    $ 17,232,102
      Subject to sale agreements                              1,039,938         911,184
      Subject to sale agreement with affiliate                  788,287         788,287
                                                           ------------    ------------

                 Total land                                  18,020,389      18,931,573

LOAN RECEIVABLE FROM AFFILIATE                                7,598,415       7,598,415

CASH AND CASH EQUIVALENTS                                     3,272,629       5,844,446

PREPAID EXPENSES AND OTHER                                      167,120         167,103
                                                           ------------    ------------

                 Total assets                              $ 29,058,553    $ 32,541,537
                                                           ============    ============


                           LIABILITIES AND PARTNERS' CAPITAL
                           ---------------------------------


DISTRIBUTION PAYABLE TO LIMITED PARTNERS                   $  1,605,967    $  4,228,540

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                            68,499         106,893
                                                           ------------    ------------

                 Total liabilities                            1,674,466       4,335,433
                                                           ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                            (8,947)         (9,839)
      Limited partners                                       27,393,034      28,215,943
                                                           ------------    ------------

                 Total partners' capital                     27,384,087      28,206,104
                                                           ------------    ------------

                 Total liabilities and partners' capital   $ 29,058,553    $ 32,541,537
                                                           ============    ============

                       SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                      (Unaudited)


                                                             1998          1997
                                                         -----------   -----------
REVENUES:
      Land sales                                         $ 1,777,248   $ 2,894,380
      Interest on loan to affiliate                          212,500       212,500
      Interest on investments and other                       48,878        37,208
                                                         -----------   -----------
                                                           2,038,626     3,144,088
                                                         -----------   -----------

EXPENSES:
      Cost of land sales                                   1,082,505     1,991,042
      General partner fees                                    66,486        89,258
      Property management fees                                 9,000         9,000
      Marketing                                                3,154         3,720
      Property taxes                                          33,095        44,465
      Other operating                                         60,476       119,532
                                                         -----------   -----------

                                                           1,254,716     2,257,017
                                                         -----------   -----------

NET INCOME                                               $   783,910   $   887,071
                                                         ===========   ===========

NET INCOME ALLOCATED TO:
      General partner                                    $       892   $      (163)
      Limited partners                                       783,018       887,234
                                                         -----------   -----------

                                                         $   783,910   $   887,071
                                                         ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
      (based on 50,000 units held by limited partners)   $     15.66   $     17.74
                                                         ===========   ===========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)



                                                  Limited Partners
                                General      ---------------------------
                                Partner         Number                         Total
                                Amount         of Units        Amount          Amount
                             ------------    ------------   ------------    ------------

BALANCE, December 31, 1997   $     (9,839)         50,000   $ 28,215,943    $ 28,206,104

      Net Income                      892            --          783,018         783,910
      Distribution to
        Limited Partners             --              --       (1,605,927)     (1,605,927)
                             ------------    ------------   ------------    ------------

BALANCE, March 31, 1998      $     (8,947)         50,000   $ 27,393,034    $ 27,384,087
                             ============    ============   ============    ============

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)



                                                                1998           1997
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                            $   783,910    $   887,071
      Adjustments to net income:
         Change in assets and liabilities:
             Decrease in land held for sale                   1,039,938      2,143,476
             Increase in land subject to sales agreements      (128,754)      (379,543)
             Increase in prepaid expenses and other                 (17)       (66,330)
             Decrease in payable to general partner                --             (473)
             Increase (decrease) in accounts payable and
                accrued liabilities                             (38,394)         9,305
                                                            -----------    -----------

             Net cash provided by operating activities        1,656,683      2,593,506
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Limited partner distribution declared                    (1,605,927)    (2,667,272)
    Increase (decrease) in distribution payable              (2,622,573)     1,727,772
                                                            -----------    -----------

          Net cash used in financing activities              (4,228,500)      (939,500)
                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                   (2,571,817)     1,654,006

CASH AND CASH EQUIVALENTS, beginning of period                5,844,446      2,418,201
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                    $ 3,272,629    $ 4,072,207
                                                            ===========    ===========

PART I - FINANCIAL INFORMATION
------------------------------


Item 2.       Management's Discussion and Analysis of
------        Financial Condition and Results of Operations
              ---------------------------------------------

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

      Funds pending distribution to the limited partners are temporarily invested in U.S. Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations). Reserves remaining in the Registrant are approximately $1.7 million. These reserves may be used from time to time to pay amounts assessed by the city or county taxing authorities for developmental or other costs.

         During the quarter ended March 31, 1998 (the period), the Registrant sold two land parcels aggregating 5.1 acres to unaffiliated third parties. Land sale transactions during the quarter provided aggregate cash sales proceeds of approximately $1.8 million. The parcels had a total original cost of approximately $911,000 and closing and other costs of approximately $171,000. These parcel sales resulted in gains totaling approximately $695,000. Cash distributions declared from the parcel sales amounted to $1.6 million for the period.

         At March 31, 1998, the Registrant had one parcel of land (approximately
10.5 acres) under contract for sale for a purchase price of approximately $4.2 million to an unaffiliated third party. The original cost of the parcel is approximately $1 million. Approximately 85 acres (excluding the parcel in escrow) remain available for sale within The Perimeter Center and the Partnership has entered into preliminary negotiations for the sale of several land parcels. The Partnership cannot determine which, if any, of these negotiations will result in the sale of a land parcel and, therefore, cannot predict the timing or amount of any future cash distributions.

       Land sales comprise the majority of the total revenues of the Registrant. Total revenues were approximately $2 million for the quarter ended March 31, 1998 as compared to approximately $3 million for the comparable quarter in 1997. The average sales price per acre of land sold during the period increased 22% to approximately $348,500 per acre from approximately $286,500 per acre for land sold during the quarter ended March 31, 1997. Gain as a percentage of land sale revenues increased to 39% for the quarter ended March 31, 1998, as compared to 31% for the quarter ended March 31, 1997.

       Interest and other income for the period increased by $11,670 over the comparable period of the prior year due to the increase in temporary investment securities resulting from a higher average cash balance invested during the March 1998 quarter. This high cash balance results from net sale proceeds held during the quarter prior to distribution of the cash to the limited partners. Total expenses (excluding the cost of land sales) decreased by $93,764 for the period from the comparable period of the prior year due primarily to decreases in the general partner fee ($22,772), property taxes ($11,370) and other operating expenses ($59,056). The general partner fee decreased during the period because the fee is based on Assets Under Management, as defined in the partnership agreement, and as parcels are sold the general partner fee is reduced accordingly. Property taxes decreased due to the sale of land parcels during 1997. The decrease in other operating expenses resulted primarily from a decrease in repairs and maintenance costs. In January 1997, the Perimeter Center Owners' Association (the
Association) began paying for all common area maintenance required at the Perimeter Center and is assessing common area maintenance fees to all of the land owners within the Perimeter Center (including the Registrant). The Registrant is charged a common area maintenance fee (based on square footage owned) by the Association.

      In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature.

                     FFCA INVESTOR SERVICES CORPORATION 88-B
                     ---------------------------------------


                         BALANCE SHEET - MARCH 31, 1998
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

                              SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                              By    FFCA MANAGEMENT COMPANY LIMITED
                                    PARTNERSHIP
                                    General Partner


                              By    PERIMETER CENTER MANAGEMENT COMPANY
                                    Corporate General Partner



Date: May 11, 1998                    By /s/ John Barravecchia
                                   ---------------------------------------------
                                   John Barravecchia, Executive Vice President,
                                   Treasurer and Chief Financial Officer

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        FFCA INVESTOR SERVICES CORPORATION 88-B




Date: May 11, 1998         By /s/ John Barravecchia
                         -------------------------------------------------------
                         John Barravecchia, President, Secretary and Treasurer