Form 10-Q
period 1998-06-30
SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP; FFCA INVESTOR SERVICES CORP 88-B
filed 1998-08-11
CIK 824098, 824134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1998
                                  ---------------------------------------
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                        to
                                -------------------         -------------------

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


                         Yes  X   No
                             ---    ---

PART 1 - FINANCIAL INFORMATION

    Item l.  Financial Statements.
    -------  ---------------------



                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)

                                                            June 30,      December 31,
                                                              1998            1997
                                                           ------------    ------------
                                     ASSETS

LAND:
      Held for sale                                        $ 16,319,066    $ 17,232,102
      Subject to sale agreements                                332,780         911,184
      Subject to sale agreement with affiliate                  788,287         788,287
                                                           ------------    ------------

                 Total land                                  17,440,133      18,931,573

LOAN RECEIVABLE FROM AFFILIATE                                7,598,415       7,598,415

CASH AND CASH EQUIVALENTS                                     2,781,850       5,844,446

PREPAID EXPENSES AND OTHER                                      150,142         167,103
                                                           ------------    ------------

                 Total assets                              $ 27,970,540    $ 32,541,537
                                                           ============    ============


                       LIABILITIES AND PARTNERS' CAPITAL


DISTRIBUTION PAYABLE TO LIMITED PARTNERS                   $    998,619    $  4,228,540

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                           111,963         106,893
                                                           ------------    ------------

                  Total liabilities                           1,110,582       4,335,433
                                                           ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
      General partner                                            (8,386)         (9,839)
      Limited partners                                       26,868,344      28,215,943
                                                           ------------    ------------

                 Total partners' capital                     26,859,958      28,206,104
                                                           ------------    ------------

                 Total liabilities and partners' capital   $ 27,970,540    $ 32,541,537
                                                           ============    ============

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                          Three Months Three Months  Six Months   Six Months
                                                              Ended        Ended        Ended        Ended
                                                             6/30/98      6/30/97      6/30/98      6/30/97
                                                           ----------   ----------   ----------   ----------
REVENUES:
      Land sales                                           $1,093,825   $3,030,548   $2,871,073   $5,924,928
      Interest on loan to affiliate                           212,500      212,500      425,000      425,000
      Interest on investments and other                        33,467       53,856       82,345       91,064
                                                           ----------   ----------   ----------   ----------

                                                            1,339,792    3,296,904    3,378,418    6,440,992
                                                           ----------   ----------   ----------   ----------

EXPENSES:
      Cost of land sales                                      675,929    1,775,414    1,758,434    3,766,456
      General partner fees                                     65,585       81,612      132,071      170,870
      Property management fees                                  9,000        9,000       18,000       18,000
      Marketing                                                 6,917        6,315       10,071       10,034
      Property taxes                                           35,803       39,999       68,898       84,464
      Other operating                                          72,535       79,745      133,011      199,278
                                                           ----------   ----------   ----------   ----------

                                                              865,769    1,992,085    2,120,485    4,249,102
                                                           ----------   ----------   ----------   ----------

NET INCOME                                                 $  474,023   $1,304,819   $1,257,933   $2,191,890
                                                           ==========   ==========   ==========   ==========

NET INCOME ALLOCATED TO:
      General partner                                      $      561   $      497   $    1,453   $      334
      Limited partners                                        473,462    1,304,322    1,256,480    2,191,556
                                                           ----------   ----------   ----------   ----------

                                                           $  474,023   $1,304,819   $1,257,933   $2,191,890
                                                           ==========   ==========   ==========   ==========

NET INCOME PER LIMITED
      PARTNERSHIP UNIT (based on
      50,000 units held by limited partners)               $     9.47   $    26.09   $    25.13   $    43.83
                                                           ==========   ==========   ==========   ==========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)

                                                                  Limited Partners
                                             General              ----------------
                                             Partner           Number                                  Total
                                             Amount           of Units           Amount               Amount
                                             ------           --------           ------               ------
BALANCE, December 31, 1997                     $(9,839)         50,000         $28,215,943          $28,206,104

      Net Income                                 1,453           -               1,256,480            1,257,933

      Distribution to Limited Partners            -              -              (2,604,079)          (2,604,079)
                                               --------         ------         -----------          -----------

BALANCE, June 30, 1998                         $(8,386)         50,000         $26,868,344          $26,859,958
                                               =======          ======         ===========          ===========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                      1998           1997
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $ 1,257,933    $ 2,191,890
     Change in assets and liabilities:
        Decrease in land held for sale                                913,036      8,807,006
        Decrease (increase) in land subject to sales agreements       578,404     (5,529,556)
        Decrease in prepaid expenses and other                         16,961          3,473
        Decrease in payable to general partner                           --          (58,481)
        Increase (decrease) in accounts
           payable and accrued expenses                                 5,070        (46,958)
                                                                  -----------    -----------

               Net cash provided by operating activities            2,771,404      5,367,374
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Limited partner distributions declared                        (2,604,079)    (5,435,922)
     Increase (decrease) in distribution payable                   (3,229,921)     1,828,922
                                                                  -----------    -----------

               Net cash used in financing activities               (5,834,000)    (3,607,000)
                                                                  -----------    -----------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                          (3,062,596)     1,760,374

CASH AND CASH EQUIVALENTS, beginning of period                      5,844,446      2,418,201
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                          $ 2,781,850    $ 4,178,575
                                                                  ===========    ===========

PART I  -  FINANCIAL INFORMATION
------  -  ---------------------



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

       During the quarter ended June 30, 1998 (the period), the Registrant sold one 2.7 acre land parcel to an unaffiliated third party. This land sale transaction provided cash sales proceeds of approximately $1 million. The parcel had a total original cost of approximately $495,000 and closing and other costs of approximately $96,000. The Registrant also sold a .86 acre easement to the City of Scottsdale for $86,500 (the original cost of the parcel was approximately $85,000). These parcel sales resulted in gains totaling approximately $418,000. Cash distributions declared from the parcel sales amounted to approximately $998,000 for the period.

       At June 30, 1998, the  Registrant  had one parcel of land  (approximately
2.1 acres) under contract for sale for a purchase price of approximately $900,000 to an unaffiliated third party. The original cost of the parcel was approximately $333,000. Approximately 90 acres (excluding the parcel in escrow) remain available for sale within The Perimeter Center. The Partnership has entered into preliminary negotiations for the sale of several of the remaining land parcels. The Partnership cannot determine which, if any, of these negotiations will result in the sale of a land parcel and, therefore, cannot predict the timing or amount of any future cash distributions.

       Land sales comprise the majority of the total revenues of the Registrant. Total revenues were approximately $1.3 million for the quarter ended June 30, 1998 as compared to approximately $3.3 million for the comparable quarter in 1997. Total revenues for the six months ended June 30, 1998 were $3.4 million as compared to $6.4 million for the same period in 1997. The average sales price per acre of land sold during the six month period ended June 30, 1998 increased 17% to approximately $340,000 per acre from approximately $290,000 per acre for land sold during the six months ended June 30, 1997. Gain as a percentage of land sale revenues increased to 39% for the six months ended June 30, 1998, as compared to 36% for the six months ended June 30, 1997.

       Interest and other income for the quarter decreased by $20,389 from the comparable quarter of the prior year, resulting from a lower average cash balance invested during the June 1998 quarter. Year-to-date amounts were similarly affected, although to a lesser extent. Total expenses (excluding the cost of land sales) decreased by $26,831 for the 1998 quarter from the comparable quarter of the prior year due primarily to decreases in the general partner fee ($16,027), property taxes ($4,196) and other operating expenses ($7,210). Year-to-date expense amounts were similarly affected. The general partner fee decreased during the period because the fee is based on Assets Under Management, as defined in the partnership agreement, and as parcels are sold the general partner fee is reduced accordingly. Property taxes decreased due to the sale of land parcels during the past twelve months. The decrease in other operating expenses resulted primarily from a decrease in property maintenance costs. In January 1997, the Perimeter Center Owners' Association (the Association) began paying for all common area maintenance required at the Perimeter Center and is assessing common area maintenance fees to all of the land owners within the Perimeter Center (including the Registrant). The Registrant is charged a common area maintenance fee (based on square footage owned) by the Association. Accordingly, as the Registrant sells parcels, its common area maintenance fees will decrease.


       In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature.

                     FFCA INVESTOR SERVICES CORPORATION 88-B
                     ---------------------------------------


                          BALANCE SHEET - JUNE 30, 1998
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

                                      SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                      By     FFCA MANAGEMENT COMPANY LIMITED
                                             PARTNERSHIP
                                             General Partner


                                      By     PERIMETER CENTER MANAGEMENT COMPANY
                                             Corporate General Partner



Date:  August 7, 1998                    By /s/ John Barravecchia
                                    --------------------------------------------
                                    John Barravecchia, Executive Vice President,
                                    Treasurer and Chief Financial Officer

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FFCA INVESTOR SERVICES CORPORATION 88-B


Date:  August 7, 1998                    By /s/ John Barravecchia
                                    --------------------------------------------
                                    John Barravecchia, President, Secretary and
                                    Treasurer