Form 10-Q
period 1998-09-30
SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP; FFCA INVESTOR SERVICES CORP 88-B
filed 1998-11-12
CIK 824098, 824134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              -------------    --------------

                         Commission file number 0-17626
                         Commission file number 0-17853


                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP
                                       and
                    FFCA INVESTOR SERVICES CORPORATION 88-B
               ---------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


           Delaware                                          86-0588512
-----------------------------------                 ----------------------------
(Partnership State of Organization)                 (Partnership I.R.S. Employer
                                                       Identification Number)

           Delaware                                          86-0588514
-----------------------------------                 ----------------------------
(Corporation State of Incorporation)                (Corporation I.R.S. Employer
                                                       Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                             85255
----------------------------------------                     ----------
(Address of principal executive offices)                     (zip code)

Co-Registrants' telephone number including area code       (602) 585-4500
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

PART 1 - FINANCIAL INFORMATION

      Item l. Financial Statements.


                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                 (Unaudited)


                                                   September 30,    December 31,
                                                      1998             1997
                                                   ------------    ------------
                                     ASSETS

LAND:
  Held for sale                                    $13,873,028     $17,232,102
  Subject to sale agreements                         1,989,551         911,184
  Subject to sale agreement with affiliate             788,287         788,287
                                                   -----------     -----------

      Total land                                    16,650,866      18,931,573

LOAN RECEIVABLE FROM AFFILIATE                       7,598,415       7,598,415

CASH AND CASH EQUIVALENTS                            4,313,768       5,844,446

PREPAID EXPENSES AND OTHER                             171,426         167,103
                                                   -----------     -----------

      Total assets                                 $28,734,475     $32,541,537
                                                   ===========     ===========

                       LIABILITIES AND PARTNERS' CAPITAL


DISTRIBUTION PAYABLE TO LIMITED PARTNERS           $ 2,442,852     $ 4,228,540

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                  162,552         106,893
                                                   -----------     -----------

      Total liabilities                              2,605,404       4,335,433
                                                   -----------     -----------

PARTNERS' CAPITAL (DEFICIT):
  General partner                                       (7,802)         (9,839)
  Limited partners                                  26,136,873      28,215,943
                                                   -----------     -----------

      Total partners' capital                       26,129,071      28,206,104
                                                   -----------     -----------

      Total liabilities and partners' capital      $28,734,475     $32,541,537
                                                   ===========     ===========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                    Three Months  Three Months  Nine Months   Nine Months
                                       Ended         Ended         Ended         Ended
                                      9/30/98       9/30/97       9/30/98       9/30/97
                                      -------       -------       -------       -------
REVENUES:
  Land sales                        $2,520,642    $10,582,692    $5,391,715   $16,507,620
  Interest on loan to affiliate        212,500        212,500       637,500       637,500
  Interest on investments and other     45,768         81,305       128,113       172,369
                                    ----------    -----------    ----------   -----------

                                     2,778,910     10,876,497     6,157,328    17,317,489
                                    ----------    -----------    ----------   -----------
EXPENSES:
  Cost of land sales                   867,176      6,143,843     2,625,610     9,910,299
  General partner fee                   64,428         79,427       196,499       250,297
  Property management fee                9,000          9,000        27,000        27,000
  Marketing                                  -          6,691        10,071        16,725
  Property taxes                        53,572         31,520       122,470       115,984
  Other operating                       72,888        102,918       205,899       302,196
                                    ----------    -----------    ----------   -----------

                                     1,067,064      6,373,399     3,187,549    10,622,501
                                    ----------    -----------    ----------   -----------

NET INCOME                          $1,711,846    $ 4,503,098    $2,969,779   $ 6,694,988
                                    ==========    ===========    ==========   ===========

NET INCOME ALLOCATED TO:
  General partner                   $      584    $       642    $    2,037           977
  Limited partners                   1,711,262      4,502,456     2,967,742     6,694,011
                                    ----------    -----------    ----------   -----------

                                    $1,711,846    $ 4,503,098    $2,969,779   $ 6,694,988
                                    ==========    ===========    ==========   ===========
NET INCOME PER LIMITED
  PARTNERSHIP UNIT (based on
  50,000 units held by limited
    partners)                       $    34.22    $     90.05    $    59.35   $    133.88
                                    ==========    ===========    ==========   ===========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                (Unaudited)




                                                 Limited Partners
                                      General  -------------------
                                      Partner  Number                   Total
                                      Amount  of Units    Amount       Amount
                                      ------  --------    ------       ------

BALANCE, December 31, 1997           $(9,839)  50,000  $28,215,943  $28,206,104

  Net Income                           2,037        -    2,967,742    2,969,779

  Distributions to Limited Partners        -        -   (5,046,812)  (5,046,812)
                                     -------   ------  -----------  -----------

BALANCE, September 30, 1998          $(7,802)  50,000  $26,136,873  $26,129,071
                                     =======   ======  ===========  ===========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)





                                                         1998           1997
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $ 2,969,779    $ 6,694,988
 Change in assets and liabilities:
   Decrease in land held for sale                      3,359,074     10,397,576
   Increase in land subject to sales agreements       (1,078,367)    (1,531,146)
   Decrease (increase) in prepaid expenses and other      (4,323)         7,771
   Decrease in payable to general partner                     --         (4,054)
   Increase (decrease) in accounts
    payable and accrued expenses                          55,659        (84,716)
                                                     -----------    -----------

      Net cash provided by operating activities        5,301,822     15,480,419
                                                     -----------    -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
 Limited partner distributions declared               (5,046,812)   (15,463,752)
 Increase (decrease) in distribution payable          (1,785,688)     9,088,252
                                                     -----------    -----------

      Net cash used in financing activities           (6,832,500)    (6,375,500)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                     (1,530,678)     9,104,919

CASH AND CASH EQUIVALENTS, beginning of period         5,844,446      2,418,201
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of period             $ 4,313,768    $11,523,120
                                                     ===========    ===========

PART I  -  FINANCIAL INFORMATION

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

       During the quarter ended September 30, 1998 (the period), the Registrant sold a 2.1 acre land parcel to an unaffiliated third party and 3.7 acres to the State of Arizona for additional right-of-way along the future Outer Loop Freeway. These sales provided cash proceeds of approximately $2.5 million. The parcels had a total original cost of approximately $790,000 and closing and other costs of approximately $80,000. These parcel sales resulted in gains totaling approximately $1.7 million. Cash distributions declared from the parcel sales amounted to approximately $2.4 million for the period.

       At September 30, 1998, the Registrant had three parcels of land (approximately 10 acres) under contract for sale for a purchase price of approximately $4 million to unaffiliated third parties. The original cost of the parcels was approximately $2 million. Approximately 77 acres (excluding the parcels in escrow) remain available for sale within The Perimeter Center. The Registrant has entered into preliminary negotiations for the sale of several of the remaining land parcels. The Registrant cannot determine which, if any, of these negotiations will result in the sale of a land parcel and, therefore, cannot predict the timing or amount of any future cash distributions.

       Land sales comprise the majority of the total revenues of the Registrant. Total revenues were approximately $2.8 million for the quarter ended September 30, 1998 as compared to approximately $10.9 million for the comparable quarter in 1997. Total revenues for the nine months ended September 30, 1998 were $6.2 million as compared to $17.3 million for the same period in 1997. The average sales price per acre of land sold during the nine months ended September 30, 1998 increased 36% to approximately $393,000 per acre from approximately $290,000 per acre for land sold during the nine months ended September 30, 1997. Gain as a percentage of land sale revenues increased to 51% for the nine months ended September 30, 1998, as compared to 40% for the nine months ended September 30, 1997.

       Interest and other income for the quarter decreased by $35,537 from the comparable quarter of the prior year, resulting from a lower average cash balance invested during the quarter ended September 30, 1998. Year-to-date amounts were similarly affected, although to a lesser extent. Total expenses (excluding the cost of land sales) decreased by $29,668 for the quarter as compared to the prior year due primarily to decreases in the general partner fee ($14,999) and other operating expenses ($30,030), offset somewhat by an increase in property tax expense ($22,052). Year-to-date expense amounts were similarly affected. The general partner fee decreased during the period because the fee is based on Assets Under Management, as defined in the partnership agreement, and as parcels are sold the general partner fee is reduced accordingly. The decrease in other operating expenses resulted primarily from a decrease in property maintenance costs, as common area maintenance fees (based on square footage owned) are charged to all of the land owners within The Perimeter Center (including the Registrant). Accordingly, as the Registrant sells parcels, its common area maintenance fees decrease. Property taxes increased, despite the sale of land parcels during the past twelve months, due to higher assessed land values.

       In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature.

                     FFCA INVESTOR SERVICES CORPORATION 88-B

                       BALANCE SHEET - SEPTEMBER 30, 1998

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

                                     SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                     By  FFCA MANAGEMENT COMPANY LIMITED
                                         PARTNERSHIP
                                         General Partner


                                     By  PERIMETER CENTER MANAGEMENT COMPANY
                                         Corporate General Partner


Date: November 10, 1998                By /s/ John Barravecchia
                                    --------------------------------------------
                                    John Barravecchia, Executive Vice President,
                                    Treasurer and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FFCA INVESTOR SERVICES CORPORATION 88-B



Date: November 10, 1998                By /s/ John Barravecchia
                                    --------------------------------------------
                                    John Barravecchia, President, Secretary and
                                    Treasurer