Form 10-K405
period 1998-12-31
SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP; FFCA INVESTOR SERVICES CORP 88-B
filed 1999-03-24
CIK 824098, 824134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     -------
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1998

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________

Commission File Number 0-17626
Commission File Number 0-17853

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP
                                       and
                     FFCA INVESTOR SERVICES CORPORATION 88-B
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)

      Delaware                                               86-0588512
---------------------                               ----------------------------
(Partnership State of                               (Partnership I.R.S. Employer
    Organization)                                        Identification No.)

      Delaware                                               86-0588514
---------------------                               ----------------------------
(Corporation State of                               (Corporation I.R.S. Employer
   Incorporation)                                        Identification No.)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                             85255
---------------------------------------                       --------
(Address of Principal Executive Offices)                      (Zip Code)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1. BUSINESS.

         GENERAL. Scottsdale Land Trust Limited Partnership, a Delaware limited partnership (the "Partnership"), was organized on August 12, 1987 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was organized to (a) acquire approximately 261 gross acres of unimproved land (the "Property") in Scottsdale, Arizona; (b) develop roads, water, sewer, drainage, utility and similar on-site and off-site improvements (collectively, the "Infrastructure") with respect to the Property; (c) sell the Property on a parcel-by-parcel basis after construction of the Infrastructure; and (d) make a participating, first mortgage loan to Franchise Finance Corporation of America, a Delaware corporation ("FFCA"), which is an affiliate of the general partner of the Partnership, so that FFCA may acquire a parcel of land within the Property and construct an office building thereon. The general partner of the Partnership is FFCA Management Company Limited Partnership, a Delaware limited partnership (the "General Partner"). Perimeter Center Management Company, a Delaware corporation ("PCMC"), is the corporate general partner of the General Partner. The General Partner and PCMC have common ownership.

         FFCA Investor Services Corporation 88-B, a Delaware corporation and wholly-owned subsidiary of PCMC, was incorporated on August 11, 1987. It serves as the initial limited partner of the Partnership and the owner of record of the limited partnership interests in the Partnership. FFCA Investor Services Corporation 88-B assigns the limited partnership interests to investors in the Partnership. FFCA Investor Services Corporation 88-B conducts no other business activity. The Partnership and FFCA Investor Services Corporation 88-B are referred to collectively as the "Co-Registrants."

         THE OFFERING. On June 14, 1988, the Co-Registrants commenced a public offering of $50 million in units of assigned limited partnership interest (the "Units") in the Partnership pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended. The sale of the Units was completed on November 23, 1988, with a total of 50,000 Units sold to investors at $1,000 per Unit for a total of $50 million. Purchasers of the Units (the "Holders") acquired such Units from FFCA Investor Services Corporation 88-B as of that date. Subsequent to that date, no Holder has made any additional capital contribution. The Holders share in the benefits of ownership of the Partnership's assets, including its real property investments, according to the number of Units held in substantially the same manner as limited partners of the Partnership. After deducting organizational and offering expenses, including selling commissions, the financial advisory fee, property acquisition fee and due diligence expense reimbursement payable to Shearson Lehman Hutton Inc., the Partnership had $43.25 million in net offering proceeds following the conclusion of the offering of the Units.

         ACQUISITION OF THE PROPERTY. On June 7, 1988, the Partnership entered into a Purchase Agreement for the Property with The Westcor Company II Limited Partnership, an Arizona limited partnership ("Westcor II"). The Property was purchased by the Partnership on December 1, 1988, with the Partnership paying

$23,059,027 to Westcor II, and $854,158 in capitalized closing costs, for a total acquisition price of $23,913,185 (including certain reimbursements).

         THE FFCA LOAN. On December 29, 1988, the Partnership entered into an Acquisition, Construction and Term Loan Agreement (the "Loan Agreement") with FFCA, under which the Partnership agreed to loan FFCA up to a maximum of $8.5 million for the acquisition of a 4.6-acre parcel of land within the Property (the "FFCA Parcel") and the construction of an office building (the "FFCA Office Building"). (The loan for the acquisition of the FFCA Parcel and the construction of the FFCA Office Building is referred to as the "Acquisition and Construction Loan.") On the same date, FFCA purchased the FFCA Parcel from the Partnership at a purchase price of $704,214. This amount was advanced to FFCA under the Acquisition and Construction Loan. The purchase price of the FFCA Parcel was determined by independent appraisal to be the fair market value of the parcel.

         Construction of the FFCA Office Building was completed during April 1990 and the maximum $8.5 million was advanced to FFCA under the Acquisition and Construction Loan. The FFCA Parcel purchase price of $704,214 did not include the portion of the cost of the Infrastructure that was allocated to the FFCA Parcel when the Infrastructure was completed. The construction of the Infrastructure was substantially completed by the end of the second quarter in 1990; therefore, the allocable portion was added to the amount drawn by FFCA under the Loan Agreement. The total amount allocated to FFCA was $197,371. In accordance with generally accepted accounting principles, the sale of the parcel to FFCA will be recognized when the amounts loaned to FFCA are repaid to the Partnership.

         In  accordance  with  the  terms  of  the  Loan  Agreement,   when  the
Acquisition and Construction Loan expired in April 1990, the outstanding principal balance was converted into a long-term permanent loan (the "Permanent Loan"). The Permanent Loan provides for payments of interest only, at a rate of ten percent per year, until maturity (May 1, 2000), at which time the full principal amount must be repaid to the Partnership. FFCA is obligated to pay this interest on a monthly basis for interest accrued in the previous month. FFCA has made all payments of interest on a timely basis. The payments were paid to, and monitored by, an independent trustee on behalf of the Partnership. The Permanent Loan also provides for the payment of additional interest ("Additional Interest") upon maturity based upon the increase, if any, in the value of the FFCA Office Building. The amount of Additional Interest, if any, to be paid by FFCA to the Partnership will equal the greater of (a) 30% of the increase in the value of the FFCA Office Building (including the FFCA Parcel) at the time of maturity of the Permanent Loan or (b) $1,130,000. The General Partner guarantees the obligations of FFCA under the Loan Agreement.

         Currently, FFCA is obligated under the Loan Agreement for monthly interest payments to the Partnership. The failure of FFCA to perform its obligations under the Loan Agreement would have a material adverse effect on the Partnership since the Partnership expects to use the payments under the Loan Agreement, in addition to the reserve established from the net proceeds of the offering of the Units and the interest earned on such reserve, to meet its operating expenses. FFCA is a self-administered real estate investment trust that invests in chain store real estate throughout the United States. FFCA's common stock is listed and traded on the New York Stock Exchange under the symbol "FFA." The FFCA Office Building influences the quality and style of further development of the Property, which is known as "The Perimeter Center." The FFCA Office Building contains approximately 56,000 square feet of office space and approximately 40,000 square feet of underground parking.

         DEVELOPMENT OF THE PROPERTY. The Partnership's primary investment objective is to achieve capital appreciation of the Property through the development of the unimproved land and the subsequent sale of the improved land on a parcel-by-parcel basis. Improvement of the Property has primarily been accomplished by implementing a master plan for the development of the Property, developing the Infrastructure and financing the acquisition of land and the construction of the FFCA Office Building.

         To enhance and protect the value of the Property, the Partnership has prepared and recorded certain conditions, covenants and restrictions concerning land use, which consist of general guidelines for the orderly development and improvement of the Property. These guidelines address such land use concerns as excavation, landscaping, signs, parking areas, setbacks, artwork, building materials and construction designs, exterior lighting and access to utilities. A property owners' association, Perimeter Center Owners Association, Inc. (the "Owners Association"), was formed to further enhance the development of the Property. The Owners Association is an Arizona nonprofit corporation organized to oversee the maintenance, preservation and architectural control of the Property and to promote the health, safety and welfare of the property owners. Each property owner, including the Partnership, is a member of the Owners Association and a board of directors manages its affairs.

         Of the proceeds from the offering, approximately $9 million was used to construct the Infrastructure, including roads, water, sewer, drainage, sidewalks and other infrastructure. The construction of the Infrastructure was completed in 1990. To the extent permitted by local government authorities and utility companies, telephone, electrical and cable television lines serving the Property have been placed underground to enhance the appearance and development of the Property. The General Partner believes that the Infrastructure will benefit the Property and its development and sale. The General Partner does not anticipate any material additions to the cost of the Infrastructure.

         In September 1998, the Pima Freeway construction began between Shea Boulevard and Princess Drive (at the north end of The Perimeter Center). This 4.4-mile segment of the Pima Freeway is scheduled to open to traffic by summer 2001. Current activity includes extensive underground work involving relocation of existing utilities and construction of new water and sewer lines, and the construction of bridges just south of The Perimeter Center at Bell Road, Frank Lloyd Wright Boulevard and at the Central Arizona Project Canal where freeway and frontage road crossings must be completed. In February 1999, southbound Pima Road was closed at Princess Drive and all southbound traffic is now routed through The Perimeter Center on Princess Drive and over the Greenway-Hayden Loop Bridge located southwest of the Property. The Arizona Department of Transportation anticipates restoration of two-way traffic along Pima Road by the end of 1999.

         With this accelerated development, two potential development matters were raised. The Federal Emergency Management Agency ("FEMA") worked with the City of Scottsdale on area drainage solutions through the formation of the Reata Pass Wash Desert Greenbelt Improvement District (the "District"). The Perimeter Center would be included in the District. Currently, the implementation of improvements within the District has been placed on hold while the Army Corps of

Engineers determines whether or not an environmental impact study about the effects of the project is necessary. Accordingly, the annual assessments to be levied against property owners in The Perimeter Center commencing in the year 2000 may be delayed pending a final determination by the Army Corps as to the future of the project. In the event the project is approved, the General Partner believes that it will not have a significant impact on the Partnership. In addition, the Arizona Department of Transportation had notified the Partnership that it wished to purchase certain acreage on the eastern boundary of the Property for the purpose of widening the frontage road southbound along the
proposed  Pima  Freeway.   On  August  25,  1998,  the  Arizona   Department  of
Transportation purchased from the Partnership 3.73 acres for approximately $1,625,000 for right-of-way frontage along the Pima Freeway.

         RECENT PARCEL SALES ACTIVITY. During 1998, the Partnership sold six land parcels aggregating 15 acres to unaffiliated third parties. The following is a description of Property sales that closed in 1998:

         OLYMPIA LABS. Olympia Labs, a vitamin company, purchased 2.5 acres on March 20, 1998 for approximately $870,000. The site will be used as the location of its corporate headquarters.

         ISMART, LLC. On March 25, 1998, ISMart LLC, a computer software company, purchased a 2.6-acre parcel for approximately $900,000 to be used for construction of an office building.

         G.G. LLC. The sale transaction with G.G. LLC closed on June 30, 1998. G.G. LLC purchased a 2.73-acre site for approximately $1 million to be used for the construction of an insurance agency headquarters building.

         WEISS INVESTMENTS. Weiss Investments purchased 2.13 acres of land for approximately $870,000 on July 23, 1998. The parcel will be used for the construction of an office building.

         ARIZONA DEPARTMENT OF TRANSPORTATION. On August 25, 1998, the Arizona Department of Transportation purchased 3.73 acres of land for approximately $1,625,000 to be used as additional right-of-way frontage along the proposed Pima Freeway.

         USF BESTWAY. On October 30, 1998, USF Bestway (formerly TNT Bestway Transportation, Inc.) purchased approximately 1.76 acres, adjacent to the site it purchased in 1996, for approximately $460,000. The site will become the freight transportation company's regional office, covering California to Texas.

         As of March 4, 1999, the Partnership had sold (including parcels currently in escrow) approximately 65% of the net usable acres in The Perimeter Center. The Partnership has in escrow three parcels of land, totaling 15.38 acres, to be sold to two buyers. One buyer expects to close in April 1999 and the other is scheduled to close by the end of June 1999. One buyer intends to develop an office building and the other intends to develop a hotel with restaurants and conference facilities located on the only retail-zoned parcel in The Perimeter Center.

         COMPETITION AND REAL ESTATE ACTIVITIES NEAR THE PERIMETER CENTER. The Partnership's major sources of competition are other office parks located in the greater Phoenix metropolitan area, which have vacant land for sale. There are several real estate projects in various stages of completion located near The Perimeter Center and some include plans for the construction of speculative commercial office buildings. The building of speculative commercial office space in the area of The Perimeter Center could lead to an oversupply of office space, reducing demand for parcels comprising the Property. The following is a general description of real estate activities near The Perimeter Center.

         Kierland is a mixed-use project located approximately two miles southwest of The Perimeter Center. This project has approximately 235 acres of commercially zoned land, with 87 acres zoned for retail pad sites and 106 acres designated for commercial office use. The office parcels consist of seven sites in various parcel sizes. All parcels have been sold except a 3.25-acre parcel. At the present time, four buildings, totaling approximately 225,000 square feet have been built at Kierland. Except for minor vacancy, all buildings have been leased. During 1999, there are plans to build a speculative 79,000-square foot office building and a 120,000-square foot office building at Kierland. In addition, the first phase of another project at Kierland is planned to include three buildings (two at 80,000 square feet each and one at 110,000 square feet) for a total of 270,000 square feet. A second phase of this project is planned to include a 200,000 square foot office building in the year 2000 or 2001.

         Northsight is a business park located less than two miles south of The Perimeter Center along Pima Road. It consists of 320 acres, with mixed zoning including industrial and various retail and commercial office uses. Approximately 70 acres are currently in escrow with sites ranging from 3.5 acres to 44 acres. Approximately 50 acres remain to be sold. Development activity in the Northsight area includes the first phase of the Scottsdale Corporate Center, a 65,000-square foot office building that is completed and currently being held for lease and a 91,000-square foot speculative office building currently under construction. Proposed speculative development planned for 1999 in the Northsight area includes a 130,000-square foot office building and a 150,000-square foot office building.

         To the north and east of The Perimeter Center, development continues on three major residential developments. The closest of these is McDowell Mountain Ranch, which is anticipated to have 4,400 homes when fully completed. To the east and north of McDowell Mountain Ranch is DC Ranch, which is anticipated to have 8,300 homes when completed. DC Ranch also plans to develop 275,000 square feet of commercial space, including 150,000 square feet of retail space and 125,000 square feet of commercial office space. The first of three planned commercial office buildings is currently under construction at DC Ranch, representing approximately 24,500 square feet, of which approximately 15,000 square feet is pre-leased. North of The Perimeter Center is the Grayhawk development, with 7,400 homes planned and two championship public golf courses now open. The development includes 22 acres zoned for retail development, including neighborhood shopping center with a grocery store, and a specialty retail center yet to be developed.

         Immediately to the south of The Perimeter Center, across Bell Road, two gated apartment communities and one condominium complex are in various stages of development. Scottsdale Links Apartments, a three-story, 228-unit development opposite the intersection of Perimeter Drive and Bell Road has been completed. Also under development are the Gleneagles Apartments, a 448-unit development to the west of Scottsdale Links and Montana del Sol, a 102-unit condominium complex to the west of Gleneagles Apartments.

         MANAGEMENT CONTRACT. In accordance with its partnership agreement, the Partnership entered into an exclusive management contract (the "Management
Agreement") with Westcor II to develop the Infrastructure and to manage the Property. The following paragraph summarizes certain provisions of the Management Agreement, which is referenced in the Exhibit section to this Report. The summary is not intended to be complete, and reference is made to the Management Agreement for further detail.

         Westcor II receives certain fees under the Management Agreement in connection with the management of the Property. Westcor II provides these property management services on an exclusive basis, based on the terms of the Management Agreement. During 1998, 1997 and 1996, Westcor II received $36,000 each year in fees from the Partnership under the Management Agreement, in accordance with the 1994 amendment to the original Management Agreement. The 1994 amendment provided that the property management fee be reduced from $125,000 per year to $36,000 per year. The Management Agreement is renewable annually unless canceled at the discretion of the Partnership or Westcor II.

         PARCEL LEASING. Although it is not currently anticipated, the Partnership may develop or lease Parcels to take advantage of development opportunities, but will not build office or other buildings which have not been partially pre-leased prior to the commencement of construction. The General Partner's policy will be to receive leasing commitments representing at least 25% of the space available for leasing prior to beginning construction. Construction would begin with a lesser percentage of commitments only in rental markets that indicate, in the General Partner's opinion, sufficient demand. Such development may be financed through cash reserves of the Partnership, debt secured by the developed parcel or other available sources of capital. The Partnership may also enter into participating or non-participating subordinated or unsubordinated ground leases to encourage development of the Property. No such leases are currently under consideration.

         ADDITIONAL INFORMATION. Compliance with federal, state and local laws regarding the discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected to have, any adverse effect upon capital expenditures, earnings or the competitive position of the Partnership. The Partnership is not presently a party to any litigation or administrative proceeding with respect to its compliance with such environmental standards. In addition, the Partnership does not anticipate being required to spend any funds in the near future for environmental protection in connection with its operations.

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

         The Partnership and FFCA Investor Services Corporation 88-B (the initial limited partner) have no employees.

         The Partnership has completed its assessment of its Year 2000 preparedness and has determined that any potential consequences of Year 2000 issues will not have a material effect on the Partnership's business, results of operation or financial condition. The Partnership's only business is the sale of land parcels in The Perimeter Center and, as of March 4, 1999, over 65 percent of the land parcels have been sold. Upon the sale of the remaining 15 land parcels, the Partnership will liquidate and distribute its net assets to the limited partners. In the ordinary course of business, the Partnership has a low volume of transactions and very few vendors and customers. Its business processes are either performed using software that is already Year 2000 compliant or could be performed manually. It is not anticipated that there would be a material impact on the Partnership's business, operations or financial condition if any of its customers or vendors do not timely become Year 2000 compliant.

         FACTORS AFFECTING FUTURE OPERATING RESULTS. The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), became effective in December 1995. The Act provides a "safe harbor" for companies that make forward-looking statements providing prospective information. The "safe harbor" under the Act relates to protection for companies with respect to litigation filed on the basis of such forward-looking statements.

         The  Partnership   wishes  to  take  advantage  of  the  "safe  harbor"
provisions of the Act and is therefore including this section. The statements contained herein, if not historical, are forward-looking statements and involve risks and uncertainties which are described below that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words "anticipated," "believes," "expected," "intends," or "plans," or words of similar meaning. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

         The Partnership's future results may be subject to certain risks and uncertainties including the following:

        + Adverse changes in general economic conditions and local conditions such as excessive building resulting in oversupply of existing space or decrease in employment resulting in reduced demand for commercial or office space

        + General factors affecting real estate values including possible federal, state or local regulations and controls affecting rents, prices of goods, fuel, energy and water consumption, the environmental impact of new construction, increased labor and material costs, the attractiveness of the Property and the neighborhood in which it is located, changes in environmental and zoning laws, and changes in taxes affecting real property

        + Increased interest rates and/or less availability of financing, resulting in fewer sales of the Property and/or a lower value of the Property

        + The absence of any assurance of an increase in or retention of land values

        +   Factors specific to the Phoenix and Scottsdale, Arizona area:

        + Construction on the Loop 101 freeway in the vicinity of The Perimeter Center commenced in February 1999, and resulted in the southbound closure of Pima Road south of Princess Boulevard. The impact of this construction activity on property sales cannot be ascertained

        + Competition with other owners of unimproved and improved land, as well as with established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which possess greater resources than the Partnership) in connection with the sale and leasing of properties

        + Oversupply of office, industrial and retail space, reducing demand for parcels comprising the Property

        +   Slowing of population and job growth in Arizona

        +   The supply of unimproved land in the Phoenix metropolitan area

        +   The  lack  of  assurance  of   anticipated   growth  in  commercial,
            industrial and retail activity, or that any such development will have a significant favorable impact on the value of the Property

ITEM 2. PROPERTIES.

         Upon completion of the Partnership's public offering and acquisition of the Property, the Partnership owned debt-free approximately 261 gross acres of improved land located at the northwest corner of the intersection of Bell and Pima Roads in Scottsdale, Arizona which is zoned for commercial development. Approximately 75% of the Property's gross acres constitute net acres available for sale or lease after the deduction of land dedicated for rights-of-way for streets and other land not available for development. Infrastructure in place includes gas, sewer, water, electricity, telephone, and all streets, curbs, gutter and sidewalk work. At March 4, 1999, the Partnership had approximately 85 acres remaining to be sold, of which 15 acres comprise parcels in escrow. The Property is located north of downtown Scottsdale, Arizona and approximately two miles from the Scottsdale Airport, a business commuter terminal.

         The following is a description of the Property sales that have been consummated (excluding sales in escrow) as of March 4, 1999.

         FFCA OFFICE BUILDING. On December 29, 1988, FFCA entered into an $8.5 million Acquisition, Construction and Term Loan Agreement for the acquisition of a 4.6-acre parcel of land and the construction of an office building thereon containing approximately 56,000 square feet of office space, approximately 10,000 square feet for display by the Fleischer Museum, and approximately 40,000 square feet of underground parking. The construction of the Office Building was completed in April 1990. FFCA is a self-administered real estate investment trust that invests in chain store real estate throughout the United States.

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

         USF BESTWAY (FORMERLY TNT BESTWAY TRANSPORTATION, INC.) The initial sale transaction with USF Bestway was completed on February 6, 1996. It involved the sale of a 4.8-acre parcel for a sales price of approximately $1 million. On October 30, 1998, USF Bestway purchased approximately 1.76 acres, adjacent to its original site, for approximately $460,000. The site will become the freight transportation company's regional office, covering California to Texas. Construction of the regional headquarters began in February 1999.

         G & D PARTNERSHIP. The sale transaction with G & D Partnership was completed on June 19, 1996. It involved the sale of a 1.64-acre parcel for a sales price of approximately $440,000. G & D Partnership operates Linthicum Constructors, a construction company in the Southwest, and built its award-winning corporate headquarters on the site.

         INTEGRATED CIRCUIT ENGINEERING CORPORATION. The sale transaction with Integrated Circuit Engineering Corporation (ICE) was completed on December 23, 1996. It involved the sale of a 3.8-acre parcel for a sales price of approximately $1 million. ICE serves the semiconductor industry through market research, consulting, publications, seminars and semiconductor laboratory services. The new site is the corporation's world headquarters.

         COYOTE VIEW PLAZA, L.L.C. The sale transaction with Coyote View Plaza L.L.C. was completed on January 15, 1997. It involved a 2.1-acre parcel that sold for approximately $500,000. Construction was completed in 1997 on this medical and dental facility.

         PRIVATE INVESTOR TRANSACTION. The sale transaction with a private investor was completed on February 20, 1997. It involved the sale of a 1.8-acre parcel for a sales price of approximately $600,000. The site is the corporate headquarters for Discover the World Marketing, which outsources marketing activities for the airline industry throughout the world. An 18,000-square foot facility was built; a portion of which is leased office space.

         HELMHOLDT FAMILY TRUST/CORNWELL GROUP. The first sale transaction with these entities was completed on February 28, 1997. It involved the sale of two parcels of land totaling 6.2 acres for a sales price of approximately $1.8 million. The second sale transaction closed on May 30, 1997 and involved the sale of a 4.6-acre parcel for approximately $1.3 million. The third sale transaction was completed on September 16, 1997 and involved the sale of a 3.8-acre parcel for approximately $1.2 million. New office/warehouse buildings were built and are fully leased.

         ADDITIONAL PRIVATE INVESTORS TRANSACTION. The sale transaction with private investors was completed on April 8, 1997 and involved the sale of a 2-acre parcel for approximately $500,000. The completed facility is an interior design center for Est Est, Inc.

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

         GREEN TREE FINANCIAL CORPORATION. The sale transaction with Green Tree Financial Corporation was completed on September 10, 1997 and involved the sale of eight parcels totaling 16.7 acres for an aggregate sale price of approximately $5.4 million. An office complex is currently being constructed on the site.

         CARLSON REAL ESTATE. The sale transaction with Carlson Real Estate was completed on October 15, 1997. Carlson Real Estate purchased an 11.1-acre parcel for approximately $2.8 million. Subsequent to this sale, Mont Aster LLC purchased the parcel from Carlson Real Estate.

         SEMY ENGINEERING. Semy Engineering purchased a 6.1-acre parcel for approximately $1.8 million on October 27, 1997. The site will be the headquarters for Semy Engineering, a semiconductor equipment company specializing in data analysis and control systems.

         OLYMPIA LABS. Olympia Labs, a vitamin company, purchased 2.5 acres on March 20, 1998 for approximately $870,000. The site will be used as the location of its corporate headquarters.

         ISMART, LLC. On March 25, 1998, ISMart LLC, a computer software company, purchased a 2.6-acre parcel for approximately $900,000 to be used for construction of an office building.

         G.G. LLC. The sale transaction with G.G. LLC closed on June 30, 1998. G.G. LLC purchased a 2.73-acre site for approximately $1 million to be used for the construction of an insurance agency headquarters building.

         WEISS INVESTMENTS. Weiss Investments purchased 2.13 acres of land for approximately $870,000 on July 23, 1998. The parcel will be used for the construction of an office building.

         ARIZONA DEPARTMENT OF TRANSPORTATION. On August 25, 1998, the Arizona Department of Transportation purchased 3.73 acres of land for approximately $1,625,000 to be used as additional right-of-way frontage along the proposed Pima Freeway.

         As of March 4, 1999, the Partnership had three parcels of land in escrow, totaling 15.38 acres, to be sold to two buyers. One buyer expects to close escrow by the end of June 1999 and the other is scheduled to close in April 1999. One buyer intends to develop an office building and the other intends to develop a hotel with restaurants and conference facilities located on the only retail-zoned parcel in The Perimeter Center.

ITEM 3. LEGAL PROCEEDINGS.

         Neither the Co-Registrants nor their properties are parties to, or subject to, any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the Holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1998.

                                     PART II

ITEM 5. MARKET FOR CO-REGISTRANTS' UNITS AND RELATED SECURITY HOLDER MATTERS.

         MARKET INFORMATION. During 1998, there was no established public trading market for the Units, and it is unlikely that an established public trading market for the Units will develop.

         HOLDERS. As of March 4, 1999, there were 3,042 record holders of the Units.

         DISTRIBUTIONS. For the two most recent fiscal years, the Partnership made the following cash distributions to the Holders from proceeds received on the sale of land parcels:

                                      1998

              Date of            Number       Per Unit         Total
           Distribution         of Units   Distributions   Distributions
           ------------         --------   -------------   -------------
           March 31              50,000      $    32.11      $1,605,500
           June 30               50,000           19.97         998,500
           September 30          50,000           48.85       2,442,500
           December 31           50,000            8.82         441,000
                                             ----------      ----------
                                             $   109.75      $5,487,500
                                             ==========      ==========

                                      1997

             Date of             Number       Per Unit         Total
          Distribution          of Units   Distributions   Distributions
          ------------          --------   -------------   -------------
          March 31               50,000      $    53.35     $ 2,667,500
          June 30                50,000           55.37       2,768,500
          September 30           50,000          200.56      10,028,000
          December 31            50,000           84.57       4,228,500
                                             ----------     -----------
                                             $   393.85     $19,692,500
                                             ==========     ===========

         Adjusted Capital Contribution is defined in the Partnership Agreement as the Holder's initial capital contribution reduced to not less than zero by cash distributions to the Holders (a) from Parcel Revenues (as defined in the Partnership Agreement); (b) from Sale or Refinancing Proceeds (as defined in the Partnership Agreement); (c) from any principal payments received from the Acquisition and Construction Loan and the Permanent Loan or any other loan by the Partnership; or (d) classified as a return of capital under generally accepted accounting principles. The Adjusted Capital Contribution of the Holders was $409.91 per Unit as of December 31, 1998.

         The primary source of cash distributions in the future is expected to be from the sale or lease of parcels of the Property. Generally, net proceeds received from the sale or lease of the parcels of the Property will be distributed 100% to the Holders to the extent of the Adjusted Parcel Investment

(as defined in the Partnership Agreement) of each parcel, plus a preferred return on the Adjusted Parcel Investment equal to a cumulative, non-compounded return of ten percent per annum. Thereafter, approximately 50% of any remaining proceeds will be distributed to the Holders. The Adjusted Parcel Investment, as defined in the Partnership Agreement, is generally an amount which approximates the capital contributions of the Holders invested in a parcel, including a proportionate amount of allocable front-end fees paid in connection with the organization of the Partnership, the offering and sale of the Units and the acquisition of the Property. Distribution of the proceeds from the sale or refinancing of parcels of the Property or of revenues from leased parcels, if any, are anticipated to be made at such times as the General Partner deems appropriate and in the best interest of the Partnership. The General Partner may withhold distributions if necessary or appropriate for the conduct of the Partnership's business or for the construction of buildings or other improvements on parcels in the Property. For a complete description of the manner in which the disbursable cash of the Partnership and proceeds from the sale or refinancing of the parcels comprising the Property will be distributed and the manner in which the profits, gains, losses, deductions and credits of the Partnership will be allocated, reference is made to Article Four of the Partnership Agreement referenced as Exhibit 4 to this Report. Any differences in the amounts of distributions set forth in the above tables from the information contained in Item 6 below are due to rounding the amount of distributions payable per Unit down to the nearest whole cent and carrying any fractional cents forward from one period to the next.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data should be read in conjunction with the Financial Statements and the related notes attached as an exhibit to this Report.

                                                    YEAR ENDED DECEMBER 31,
                                 1998          1997          1996          1995          1994
                                 ----          ----          ----          ----          ----
Revenues                     $ 6,871,901   $22,289,391   $ 5,981,588   $   920,426   $   892,589
Net Income (Loss)              3,124,531     8,797,901     1,974,758        46,044       153,430
Net Income (Loss) Per
  Limited Partnership Unit         62.44        175.90         39.49           .91          3.04
Total Assets                  26,482,368    32,541,537    40,259,651    42,024,785    41,989,599
Distributions of Cash from
  Operations to Holders        5,487,767    19,692,084     4,765,456            --            --
Distributions of Cash from
  Operations Per Unit             109.76        393.84         95.31            --            --
Return of Capital to Holders          --            --            --            --            --
Return of Capital Per Unit            --            --            --            --            --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         LIQUIDITY AND CAPITAL RESOURCES. The partnership received $50,000,000 in gross proceeds from its public offering of the Units on November 23, 1988. After deducting organizational and offering expenses, including selling expenses, the financial advisory fee, property acquisition fee and due diligence expense reimbursement payable to Shearson Lehman Hutton Inc., the Partnership had $43,250,000 in net proceeds available for investment. On December 1, 1988, the Partnership used $23,913,185 to acquire the Property in Scottsdale, Arizona. The remaining net offering proceeds were used to complete the construction of the Infrastructure and to fully fund the loan to FFCA for the FFCA Office Building and establish an initial reserve of approximately $2.8 million. The Partnership's primary sources of revenue are land sales, interest payments received from FFCA under the Loan Agreement and interest earned on the Partnership's temporary investments. As land parcels are sold, distributions of the net cash sale proceeds are made in accordance with the partnership agreement. Once all of The Perimeter Center parcels are sold, the Partnership will liquidate all of its other assets and distribute them in accordance with the partnership agreement. As of March 4, 1999, the Partnership had 70 acres available for sale and 15.38 acres in escrow under contract for sale.

         Funds pending distribution to the limited partners are temporarily invested in U.S. Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations). These reserves may be used from time to time to pay amounts assessed by the city or county taxing authorities for developmental or other costs. It is anticipated that the Partnership's revenues along with remaining reserves of approximately $1.7 million at December 31, 1998, to the extent required, will be sufficient to pay the Partnership's operating expenses in 1999 and that cash proceeds from the sale of parcels will be available for distribution to the Holders. At December 31, 1998, the Partnership had cash and marketable securities with a maturity of three months or less aggregating $2,292,149 of which $441,000 was paid out to the Holders in February 1999 as their fourth quarter 1998 distribution, and the remainder of which will be held by the Partnership for reserves.

         The liquidity of the Partnership may be adversely affected by a significant increase in property taxes levied on the Property and an increase in expenses associated with the maintenance of the Property. Although the General Partner currently believes that the income of the Partnership and the amount of the reserve established by the Partnership will be sufficient to meet the Partnership's operating expenses in the future, there can be no assurance that the amounts will be adequate. Although not currently anticipated, the General Partner has the power to borrow funds on behalf of the Partnership if it deems the borrowing to be in the best interests of the Partnership. In connection with any borrowing, the General Partner may mortgage, pledge or otherwise encumber the assets of the Partnership, including the Property. There is no assurance, however, that a lender would be willing to loan money to the Partnership on a non-recourse basis.

         During the year ended December 31, 1998, the Partnership sold six land parcels aggregating 15 acres to unaffiliated third parties. The land sale transactions during the year provided aggregate cash sales proceeds of $5.9 million. The parcels had a total original cost of $2.6 million and closing and other costs of approximately $365,000. These parcel sales resulted in gains totaling $2.9 million. Distributions declared from the parcel sales amounted to $5.5 million in 1998.

         At December 31, 1998, the Partnership had 70 acres available for sale and 15 acres in escrow under contract for sale. The land in escrow represents three parcels under contract for sale at a price of approximately $6.5 million to two unaffiliated third parties. The aggregate original cost of the parcels is approximately $3.1 million. The Partnership has entered into preliminary negotiations for the sale of several additional land parcels. The Partnership cannot determine which, if any, of these negotiations will result in the sale of a land parcel and, therefore, cannot predict the timing or amount of any future cash distributions.

         With accelerated development in the Scottsdale, Arizona area, a potential development matter has been raised. The Federal Emergency Management Agency ("FEMA") has been working with the City of Scottsdale on area drainage solutions through the formation of the Reata Pass Wash Desert Greenbelt Improvement District (the "District"). The Perimeter Center would be included in the District and, according to representatives of the City of Scottsdale, the City's plan with respect to the District was to assess then-current property owners within the District at a rate of approximately $3,800 per acre, payable over 10 years, commencing in the year 2000. Currently, the formation of the District has been placed on hold while the Army Corps of Engineers determines whether or not an environmental impact study about the effects of the project is necessary. Accordingly, the annual assessments to be levied against property owners in The Perimeter Center may be delayed pending a final determination by the Army Corps as to the future of the project. In the event the project is approved, the General Partner believes that it will not have a significant impact on the Partnership.

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

         RESULTS OF OPERATIONS -- FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997. Land sales comprise the majority of the revenues of the Partnership. Total revenues were $6.9 million for the year ended December 31, 1998 as compared to $22.3 million for the year ended December 31, 1997. The difference in revenues between years is primarily due to a decrease in the number of acres sold in 1998 as compared to 1997. In 1998, the Partnership sold 15 acres of land as compared to 73 acres sold in 1997. While the number of acres sold decreased between years, the average sales price per acre of land sold during 1998 increased 30% to approximately $378,000 per acre from approximately $290,000 per acre for land sold in 1997. Gain on the sale of land, as a percentage of land sale revenues, increased to 49% for the year ended December 31, 1998 as compared to 40% for the year ended December 31, 1997. Land sale revenues has been, and will continue to be, impacted by the number of land parcels sold, their relative size and the sales price per acre achieved.

       Interest and other income for the year ended December 31, 1998 decreased by approximately $136,000 from 1997 resulting from a lower average cash balance invested during the year. Total expenses (excluding the cost of land sales) decreased by approximately $98,000 in 1998 as compared to 1997 due to decreases in the general partner fee ($59,000), marketing expenses ($8,000) and other operating expenses ($36,000), and are partially offset by an increase in property taxes. The general partner fee decreased in 1998 because the fee is based on Assets Under Management (as defined in the partnership agreement) and, as parcels are sold, the general partner fee is reduced accordingly. Marketing expenses decreased because the level of sales activity that occurred during 1998 has generated sufficient interest in The Perimeter Center to allow the Partnership to reduce certain general marketing activities. The decrease in other operating expenses resulted primarily from a decrease in property maintenance costs. These costs are primarily common area maintenance fees (based on square footage owned) and are charged to all of the land owners within The Perimeter Center (including the Partnership). Accordingly, as the Partnership sells parcels, its share of the common area maintenance fees decreases. Property taxes increased, despite the sale of land parcels during the past twelve months, due to higher assessed land values.

         FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1996. Land sales in 1997 and 1996 comprise the majority of the revenues of the Partnership. Total revenues were $22.2 million for the year ended December 31, 1997 as compared to $5.98 million for the year ended December 31, 1996. The average sales price per acre of land sold during 1997 increased 27% to approximately $290,000 per acre from approximately $227,500 per acre for land sold during 1996. Gain on the sale of land as a percentage of land sale revenues remained relatively constant at 40% for 1997 as compared to 39% for 1996.

       Interest and other income for the year ended December 31, 1997 increased by approximately $177,000 over 1996 due to the increase in temporary investment securities resulting from a higher average cash balance invested during the year. This high cash balance results from the net land sale proceeds held during the year prior to distribution of the cash to the limited partners. Total expenses (excluding the cost of land sales) decreased by $85,000 for the year ended December 31, 1997 as compared to the year ended December 31, 1996 due to decreases in the general partner fee ($41,000), marketing expenses ($63,000) and property taxes ($33,000) and are partially offset by an increase in other operating expenses. The general partner fee decreased during the period because the fee is based on Assets Under Management (as defined in the partnership agreement) and, as parcels are sold, the general partner fee is reduced accordingly. Marketing expenses decreased because the level of sales activity that occurred during 1997 has generated sufficient interest in The Perimeter Center to allow the Partnership to reduce certain general marketing activities. Property taxes decreased due to the sale of land parcels during 1997.

         INFLATION. Inflation in future periods may tend to cause capital appreciation of land in general; however, the value of any particular land, including the Property, may increase at a rate different from the inflation rate or decrease based upon other factors, such as the demand for land in the area where the Property is located and the availability of comparable land in the same area. If the Partnership decides to lease parcels of the Property, capital appreciation may cause an increase in the amount of lease payments due under future leases just as it may cause an increase in the value of the land. Inflation may, however, have an adverse impact on the profitability of the Partnership because of increases in its operating expenses, as well as any possible lessees' operating expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The financial instruments held by the Partnership at December 31, 1998 consist of cash equivalents and a loan receivable from an affiliate. The Partnership intends to hold the investments to maturity; therefore, these financial instruments do not subject the Partnership to a material exposure to changes in interest rates.

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

BUSINESS EXPERIENCE

         The business experience during the past five years of each of the above directors and executive officers is as follows:

         MORTON H. FLEISCHER, age 62, served as a director, President and Chief Executive Officer of PCMC since 1993, and as Chairman of the Board of FFCA Investor Services Corporation 88-B since 1986. Mr. Fleischer also serves as Chairman of the Board, President, and Chief Executive Officer of Franchise Finance Corporation of America, a Delaware corporation ("FFCA") having previously served as a director, President and Chief Executive Officer of Franchise Finance Corporation of America I ("FFCA I"), a predecessor of FFCA, from 1980 to 1994. Mr. Fleischer is an individual general partner of the General Partner, and is a general partner (or general partner of a general partner) of the following public limited partnerships: Participating Income Properties 1986, L.P.; Participating Income Properties II, L.P. and Participating Income Properties III Limited Partnership.

         JOHN R. BARRAVECCHIA, age 43, served as President, Secretary and Treasurer of FFCA Investor Services Corporation 88-B since 1990. He served as Chief Financial Officer of PCMC since 1993 and as Senior Vice President and Treasurer since 1994. In 1995, Mr. Barravecchia was named Executive Vice
President of PCMC. Mr. Barravecchia currently serves as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of FFCA and served in various capacities for FFCA I from 1984 to 1994. Prior to joining FFCA I, Mr. Barravecchia was associated with the international public accounting firm of Arthur Andersen LLP.

         CHRISTOPHER H. VOLK, age 42, served as Vice President, Assistant Secretary and Assistant Treasurer of FFCA Investor Services Corporation 88-B since 1994, and served as Secretary of PCMC since 1993 and Senior Vice President
- Research and Underwriting since 1994. In 1995, Mr. Volk was named Executive Vice President and Chief Operating Officer of PCMC. Mr. Volk currently serves as Executive Vice President, Chief Operating Officer, Secretary and Assistant Treasurer of FFCA. He joined FFCA I in 1986 and served in various capacities in FFCA prior to being named Vice President-Research in October 1989.

         DENNIS L. RUBEN, age 46, served as Senior Vice President and General Counsel for PCMC since 1994. Mr. Ruben was named Executive Vice President, General Counsel and Assistant Secretary of PCMC in February 1997. He currently serves in the same capacity for FFCA and served as attorney and counsel for FFCA I from 1991 to 1994. Prior to joining FFCA I, Mr. Ruben was a partner with the national law firm of Kutak Rock.

         STEPHEN G. SCHMITZ, age 44, served as Senior Vice President - Corporate Finance of PCMC since January 1996. He was named Executive Vice President, Chief Investment Officer and Assistant Secretary of PCMC in February 1997. He currently serves in the same capacity for FFCA. Mr. Schmitz served in various positions as an officer of FFCA I from 1986 to June 1, 1994.

         CATHERINE F. LONG, age 42, served as Vice President-Finance and Principal Accounting Officer of PCMC since 1994, and Vice President from 1993 to 1994. In February 1997 she was named Senior Vice President-Finance of PCMC. She currently serves as Senior Vice President-Finance, Principal Accounting Officer, Assistant Secretary and Assistant Treasurer of FFCA and served as Vice President-Finance of FFCA I from 1990 to 1993. In December 1993, she was appointed Principal Accounting Officer of FFCA I. From 1978 to May 1990, Ms. Long was associated with the international public accounting firm of Arthur Andersen LLP.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Co-Registrants during fiscal year 1998 and Forms 5 and amendments thereto furnished to the Co-Registrants with respect to fiscal year ended December 31, 1998 (the "Forms"), and any written representations by the directors and executive officers of FFCA Investor Services Corporation 88-B and PCMC, the Co-Registrants have not identified herein any such person that failed to file on a timely basis the Forms required by Section 16(a) of the Securities Exchange Act of 1934 for fiscal year 1998.

ITEM 11. EXECUTIVE COMPENSATION.

         Pursuant  to   provisions   contained  in  the   agreement  of  limited
partnership that governs the Partnership, the officers and directors of PCMC serve in such capacities without remuneration from the Partnership.

         The Partnership is required to pay a partnership management fee and a subordinated incentive share of sale or refinancing proceeds or parcel revenues to the General Partner, and the General Partner is entitled to receive a share of cash distributions, when and as made to the Holders and a share of profits and losses. Reference is made to Note 7 of the Notes to the Financial Statements of the Partnership, which are filed with this Report, for a description of the fees paid to the General Partner.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of March 4, 1999, no person or group was known by the Partnership to own directly or beneficially more than 5% of the outstanding Units of the Partnership.

         The General Partner of the Partnership and its general partners owned no Units as of March 4, 1999. The directors and officers of the General Partner's corporate general partner, PCMC, individually and as a group, owned less than 1% of the Units as of March 4, 1999. PCMC is owned by Morton H. Fleischer.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         The following documents are filed as part of this Report:

        1.  FINANCIAL STATEMENTS

            The Partnership

            Report of independent public accountants
            Balance Sheets as of December 31, 1998 and 1997
            Statements of Operations for the years ended December 31, 1998, 1997 and 1996
            Statements  of  Changes In  Partners'  Capital  for the years  ended
              December 31, 1998, 1997 and 1996
            Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
            Notes to Financial Statements

            FFCA Investor Services Corporation 88-B

            Report of independent public  accountants
            Balance Sheet as of December 31, 1998
            Notes to Balance Sheet

        2.  FINANCIAL STATEMENT SCHEDULES

            Schedule III-Schedule of Real Estate as of December 31, 1998

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

                99. Annual  Portfolio  Valuation  of Cushman &  Wakefield  as of
                    December 31, 1998.

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

               Bylaws of FFCA Investor Services Corporation 88-B.        4(c)

               Exclusive  Management  Contract by and between the       10(c)
               Partnership  and The  Westcor  Company  II Limited
               Partnership, dated as of June 7, 1988.

               REPORTS ON FORM 8-K

               No   reports   on  Form  8-K  were  filed  by  the
               Co-Registrants during the last quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Partnership has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SCOTTSDALE LAND TRUST LIMITED
                                     PARTNERSHIP

                                     By: FFCA MANAGEMENT COMPANY
                                         LIMITED PARTNERSHIP, General Partner



Date:  March 16, 1999                    By /s/ Morton H. Fleischer
                                            ------------------------------------
                                            Morton H. Fleischer, General Partner

                                            By PERIMETER CENTER
                                               MANAGEMENT COMPANY,
                                               Corporate General Partner


Date:  March 16, 1999                          By /s/ Morton H. Fleischer
                                                  ------------------------------
                                                  Morton H. Fleischer,
                                                  Chairman of the Board,
                                                  President and Chief Executive
                                                  Officer

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


Date:  March 16, 1999           By /s/ Morton H. Fleischer
                                   ---------------------------------------------
                                     Morton H. Fleischer, Chairman of the Board,
                                     President, Chief Executive Officer and
                                     Director

Date:  March 16, 1999           By /s/ John Barravecchia
                                   ---------------------------------------------
                                     John Barravecchia, Executive Vice
                                     President, Chief Financial Officer,
                                     Treasurer and Assistant Secretary


Date:  March 16, 1999           By /s/ Catherine F. Long
                                   ---------------------------------------------
                                     Catherine F. Long, Senior Vice
                                     President-Finance and Principal Accounting
                                     Officer, Assistant Secretary and
                                     Assistant Treasurer

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the co-registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FFCA INVESTOR SERVICES CORPORATION 88-B


Date:  March 16, 1999           By /s/ Morton H. Fleischer
                                   ---------------------------------------------
                                     Morton H. Fleischer, Sole Director


Date:  March 16, 1999           By /s/ John Barravecchia
                                   ---------------------------------------------
                                     John Barravecchia, President, Secretary,
                                     Principal  Financial Officer and Principal
                                     Accounting Officer

                       [LETTERHEAD OF ARTHUR ANDERSEN LLP]



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Scottsdale Land Trust Limited Partnership:

We have audited the accompanying balance sheets of SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the partnership's general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scottsdale Land Trust Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

                                             /s/ Arthur Andersen LLP

Phoenix, Arizona
 January 7, 1999.

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                    BALANCE SHEETS-DECEMBER 31, 1998 AND 1997



                                                       1998            1997
                                                       ----            ----
                                     ASSETS

LAND:
  Held for sale                                    $ 12,486,444    $ 17,232,102
  Subject to sale agreements (Note 3)                 3,062,371         911,184
  Subject to sale agreement with affiliate
    (Note 4)                                            788,287         788,287
                                                   ------------    ------------
    Total land                                       16,337,102      18,931,573

LOAN RECEIVABLE FROM AFFILIATE (Notes 1 and 4)        7,598,415       7,598,415

CASH AND CASH EQUIVALENTS                             2,292,149       5,844,446

PREPAID EXPENSES AND OTHER                              254,702         167,103
                                                   ------------    ------------
    Total assets                                   $ 26,482,368    $ 32,541,537
                                                   ============    ============

                       LIABILITIES AND PARTNERS' CAPITAL

DISTRIBUTION PAYABLE TO LIMITED PARTNERS           $    441,307    $  4,228,540

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                   198,193         106,893
                                                   ------------    ------------
    Total liabilities                                   639,500       4,335,433
                                                   ------------    ------------
PARTNERS' CAPITAL (DEFICIT):
  General partner                                        (7,527)         (9,839)
  Limited partners                                   25,850,395      28,215,943
                                                   ------------    ------------
    Total partners' capital                          25,842,868      28,206,104
                                                   ------------    ------------
    Total liabilities and partners' capital        $ 26,482,368    $ 32,541,537
                                                   ============    ============

      The accompanying notes are an integral part of these balance sheets.

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                              1998         1997          1996
                                              ----         ----          ----
REVENUES:
  Land sales                              $ 5,852,965   $21,134,951   $5,003,703
  Interest on loan to affiliate               850,000       850,000      850,000
  Interest on investments and other           168,936       304,440      127,885
                                          -----------   -----------   ----------
                                            6,871,901    22,289,391    5,981,588
                                          -----------   -----------   ----------
EXPENSES:
  Cost of land sales                        2,959,669    12,606,036    3,036,171
  General partner fees (Note 7)               260,185       319,327      360,752
  Property management fees (Note 5)            36,000        36,000       36,000
  Marketing                                    10,071        18,335       81,436
  Property taxes                              147,988       142,633      175,626
  Other operating                             333,457       369,159      316,845
                                          -----------   -----------   ----------
                                            3,747,370    13,491,490    4,006,830
                                          -----------   -----------   ----------
NET INCOME                                $ 3,124,531   $ 8,797,901   $1,974,758
                                          ===========   ===========   ==========
NET INCOME ALLOCATED TO (Note 1):
  General partner                         $     2,312   $     2,690   $       72
  Limited partners                          3,122,219     8,795,211    1,974,686
                                          -----------   -----------   ----------
                                          $ 3,124,531   $ 8,797,901   $1,974,758
                                          ===========   ===========   ==========
NET INCOME PER LIMITED
  PARTNERSHIP UNIT (based on 50,000
  units held by limited partners)         $     62.44   $    175.90   $    39.49
                                          ===========   ===========   ==========

        The accompanying notes are an integral part of these statements.

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                          General      Limited
                                          Partner      Partners        Total
                                          -------      --------        -----

BALANCE,  December 31, 1995              $(12,601)   $41,903,586    $41,890,985

  Net income                                   72      1,974,686      1,974,758

  Distributions to limited partners
    (Note 1)                                   --     (4,765,456)    (4,765,456)
                                         --------    -----------    -----------

BALANCE,  December 31, 1996               (12,529)    39,112,816     39,100,287

  Net income                                2,690      8,795,211      8,797,901

  Distributions to limited partners
    (Note 1)                                   --    (19,692,084)   (19,692,084)
                                         --------    -----------    -----------

BALANCE,  December 31, 1997                (9,839)    28,215,943     28,206,104

  Net income                                2,312      3,122,219      3,124,531

  Distributions to limited partners
    (Note 1)                                   --     (5,487,767)    (5,487,767)
                                         --------    -----------    -----------

BALANCE,  December 31, 1998              $ (7,527)   $25,850,395    $25,842,868
                                         ========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                          1998           1997          1996
                                          ----           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                           $ 3,124,531   $  8,797,901   $ 1,974,758
  Adjustments to net income:
    Change in assets and liabilities:
      Decrease in land held for sale     4,745,658      9,094,187     3,761,396
      Decrease (increase) in land
        subject to sale agreements      (2,151,187)     2,068,982      (963,473)
      Decrease (increase) in prepaid
        expenses and other                 (87,599)       (18,810)       22,449
      Increase (decrease) in payable
        to general partner                      --        (58,481)       31,384
      Increase (decrease) in accounts
        payable and accrued expenses        91,300        (54,034)       54,224
                                       -----------   ------------   -----------
        Net cash provided by operating
          activities                     5,722,703     19,829,745     4,880,738
                                       -----------   ------------   -----------
CASH FLOWS FOR FINANCING ACTIVITIES:
  Limited partner distributions
    declared (Note 1)                   (5,487,767)   (19,692,084)   (4,765,456)
  Increase (decrease) in distribution
    payable                             (3,787,233)     3,288,584       939,956
                                       -----------   ------------   -----------
        Net cash used in financing
          activities                    (9,275,000)   (16,403,500)   (3,825,500)
                                       -----------   ------------   -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                  (3,552,297)     3,426,245     1,055,238

CASH AND CASH EQUIVALENTS,
  beginning of year                      5,844,446      2,418,201     1,362,963
                                       -----------   ------------   -----------
CASH AND CASH EQUIVALENTS,
  end of year                          $ 2,292,149   $  5,844,446   $ 2,418,201
                                       ===========   ============   ===========

        The accompanying notes are an integral part of these statements.

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

1) ORGANIZATION:

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

     Cash Distributions: Cash from operations, as defined in the Partnership agreement, after payment of fees to the General Partner and the creation or restoration of cash reserves, is allocated 99% to the limited partners and 1% to the General Partner. Cash proceeds from the sale of property are not considered cash from operations but, when distributed, represent a partial return of the limited partners' initial $1,000 per unit capital contribution. Based on the amount of such distributions, the limited partner Adjusted Capital Contribution, as defined in the Partnership agreement, at December 31, 1998 is $409.91 per unit.

2) SIGNIFICANT ACCOUNTING POLICIES:

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

     CASH AND CASH EQUIVALENTS - Investment securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents. Cash equivalents include United States Treasury securities of $2,163,172 and $5,696,030 at December 31, 1998 and 1997,
respectively. Short-term investments are recorded at cost plus accrued interest, which approximates market value.

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

3) LAND SUBJECT TO SALE AGREEMENTS:

     At December 31, 1998, the Partnership had three parcels of land (approximately 15 acres total) under contract for sale at an aggregate price of approximately $6.5 million to two unaffiliated third parties. The aggregate original cost of the parcels is approximately $3.1 million.

4) LAND SUBJECT TO SALE AGREEMENT WITH AFFILIATE:

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

     The fair value of the Partnership's loan receivable from FFCA is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value at December 31, 1998 exceeds the carrying amount by $1.8 million; however, the fair value of the loan will not result in the receipt of any additional cash above the face amount of the loan unless the loan were to be sold.

5) MANAGEMENT CONTRACT:

     The Partnership has entered into a management contract with the Manager to develop and manage the Property. The management contract is renewable annually. Under the management contract, the Manager is entitled to receive fees for services performed in connection with managing the Property's development.
During 1998, 1997 and 1996, the planning and property management fees paid or accrued to the Manager (payable in monthly installments) were $36,000 each year.

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

     The following is a reconciliation of net income for financial reporting purposes to income reported for Federal income tax purposes for the years ended December 31, 1998, 1997 and 1996:

                                             1998          1997        1996
                                             ----          ----        ----
      Net income for financial reporting
        purposes                          $ 3,124,531  $ 8,797,901  $ 1,974,758
      Differences for tax purposes in:
        Capitalized land inventory costs      259,006      212,788      230,557
        Additional Interest on FFCA loan      149,690      135,612      122,857
        Gain on sale of land                 (122,383)  (1,707,897)  (1,060,765)
        Other                                   1,609        1,449        3,279
                                          -----------  -----------  -----------
      Taxable income to partners          $ 3,412,453  $ 7,439,853  $ 1,270,686
                                          ===========  ===========  ===========

     For Federal income tax reporting purposes, taxable income to partners is reported on the accrual basis of accounting and is classified as ordinary income.

     At December 31, 1998, the tax bases of the Partnership's assets and liabilities exceed the amounts recorded for financial reporting purposes by $812,937. This difference results primarily from differences in the treatment of capitalized land inventory costs, the Additional Interest on the FFCA loan and the gain recognized on the sale of the land parcels for financial reporting and tax reporting purposes.

7) TRANSACTIONS WITH RELATED PARTIES:

     Under the terms of the Partnership agreement, the General Partner is entitled to compensation for services performed in connection with managing the affairs of the Partnership. During 1998, 1997 and 1996, fees paid or accrued to the General Partner were as follows:

                                                     1998      1997      1996
                                                   --------  --------  --------
      Partnership management fee (3/4 of 1% of the
      Assets Under Management, payable monthly)    $260,185  $319,327  $360,752
                                                   ========  ========  ========

     FFCA incurs expenses on behalf of the Partnership for maintenance of the books and records and for computer, investor and legal services performed for the Partnership. These expenses are reimbursable in accordance with the Partnership agreement and are less than the amount which the Partnership would have paid to independent parties for comparable services. The Partnership reimbursed FFCA $31,490 in 1998, $25,981 in 1997 and $25,360 in 1996 for such expenses.

                                                                    SCHEDULE III

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                             SCHEDULE OF REAL ESTATE
                             AS OF DECEMBER 31, 1998

                                                                             Cost         Gross Amount
                                                                         Capitalized        At Which
                                                          Initial Cost   Subsequent to     Carried At        Date
   Description            Location        Encumbrances   to Partnership   Acquisition   December 31, 1998  Acquired
   -----------            --------        ------------   --------------   -----------   -----------------  --------
Improved land,
 261 acres
 initially,                                  Subject
 85 acres at                                 sales to

 December 31, 1998   Scottsdale, Arizona   agreements(3)   $23,913,185     $8,979,480      $16,337,102     Nov. 1988

Notes:
     (1)  The aggregate cost for Federal income tax purposes is $15,440,820.

     (2)  There are no prior liens.

     (3) In 1988, the Partnership entered into a sales agreement to sell five acres of land, with a cost to the Partnership of approximately $788,000, to an affiliate for an amount determined by independent appraisal to be the fair market value of the parcel. In 1998, the Partnership entered into two sales agreements to sell approximately 15 acres of land, with an aggregate cost to the Partnership of approximately $3.1 million to unaffiliated third parties.

     (4) Transactions in real estate during 1996, 1997 and 1998 are summarized as follows:

                                                           Cost
                                                           ----
          Balance, December 31, 1995                    $32,892,665
            Cost of land sold                            (2,797,923)
                                                        -----------
          Balance, December 31, 1996                     30,094,742
            Cost of land sold                           (11,163,169)
                                                        -----------
          Balance, December 31, 1997                     18,931,573
            Cost of land sold                            (2,594,471)
                                                        -----------
          Balance, December 31, 1998                    $16,337,102
                                                        ===========

                      [LETTERHEAD OF ARTHUR ANDERSEN LLP]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To FFCA Investor Services Corporation 88-B:

We have audited the accompanying balance sheet of FFCA INVESTOR SERVICES CORPORATION 88-B (a Delaware corporation) as of December 31, 1998. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of FFCA Investor Services Corporation 88-B as of December 31, 1998, in conformity with generally accepted accounting principles.

                                              /s/ Arthur Andersen LLP

Phoenix, Arizona
 January 7, 1999.

                    FFCA INVESTOR SERVICES CORPORATION 88-B


                        BALANCE SHEET - DECEMBER 31, 1998




                                     ASSETS


Cash                                                                   $100
Investment in Scottsdale Land Trust Limited Partnership, at cost        100
                                                                       ----
                    Total Assets                                       $200
                                                                       ====

                                    LIABILITY

Payable to Parent (Note 2)                                             $100
                                                                       ----

                              STOCKHOLDER'S EQUITY


Common Stock; $l par value; 100 shares authorized,
  issued and outstanding                                                100
                                                                        ---
                    Liability and Stockholder's Equity                 $200
                                                                       ====

       The accompanying notes are an integral part of this balance sheet.

                     FFCA INVESTOR SERVICES CORPORATION 88-B

                             NOTES TO BALANCE SHEET
                                DECEMBER 3L, L998

(l) Operations:

         FFCA Investor Services Corporation 88-B (a Delaware corporation) (88-B) was organized on August 11, 1987 to act as the assignor limited partner in Scottsdale Land Trust Limited Partnership (SLT).

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

                             ---------------------

                                  EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Form 10-K. For electronic filing purposes only, this report contains Exhibit 27, the Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

                             ---------------------

                                     Exhibit
                                     -------

          99. Annual Portfolio Valuation of Cushman & Wakefield as of December 31, 1998.

          Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission on March 31, 1994 as exhibits to the Co-Registrants' Form 10-K for fiscal year ended December 31, 1993, Commission File No. 0-17626, are incorporated herein by this reference.

                                                                     Form 10-K
                                                                    Exhibit No.
                                                                    -----------
First Amendment to Exclusive  Management Agreement by and between       10.1
the Partnership and The Westcor Company II Limited Partnership, dated May 1, 1990.

Second Amendment to Exclusive Management Agreement by and between       10.2
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

                                                                     Form 10-K
                                                                    Exhibit No.
                                                                   -----------
The Amended and  Restated  Certificate  and  Agreement of Limited         4
Partnership which governs the Partnership, as filed with the Secretary of State of Delaware on November 23, 1988.

Acquisition,  Construction and Term Loan Agreement by and between        10
the Partnership and Franchise Finance Corporation of America, dated as of December 29, 1988.

         Pursuant to Rule 12b-32  under the  Securities  Exchange
Act of 1934, as amended, the following documents,  filed with the
Securities  and Exchange  Commission on June 14, 1988 as exhibits to the  Co-Registrants'  Registration  Statement  on  Form  S-11,
Registration  No.  33-18041,  are  incorporated  herein  by  this reference.
                                                                     Exhibit No.
                                                                     -----------

The Certificate of  Incorporation  which governs the Corporation,        4(b)
as filed with the Secretary of State of Delaware on August 11, 1987.

Bylaws of FFCA Investor Services Corporation 88-B.                       4(c)

Exclusive  Management Contract by and between the Partnership and       10(c)
The Westcor Company II Limited  Partnership,  dated as of June 7,
1988.