Form 10-Q
period 1999-03-31
SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP; FFCA INVESTOR SERVICES CORP 88-B
filed 1999-05-14
CIK 824098, 824134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended  March 31, 1999
                                   ----------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________ to _____________


                         Commission file number 0-17626

                         Commission file number 0-17853


                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP
                                       and
                    FFCA INVESTOR SERVICES CORPORATION 88-B
               ---------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


             Delaware                                         86-0588512
------------------------------------                ----------------------------
(Partnership State of Organization)                 (Partnership I.R.S. Employer
                                                        Identification Number)

             Delaware                                         86-0588514
------------------------------------                ----------------------------
(Corporation State of Incorporation)                (Corporation I.R.S. Employer
                                                        Identification Number)
The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                             85255
----------------------------------------                      ----------
(Address of principal executive offices)                      (zip code)


Co-Registrants' telephone number including area code (480) 585-4500
                                                     -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]

PART 1 - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS.

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)


                                                    March 31,       December 31,
                                                      1999             1998
                                                  -----------       -----------
                                     ASSETS
LAND:
  Held for sale                                   $12,486,444       $12,486,444
  Subject to sale agreements                        3,062,371         3,062,371
  Subject to sale agreement with affiliate            788,287           788,287
                                                  -----------       -----------

      Total land                                   16,337,102        16,337,102

LOAN RECEIVABLE FROM AFFILIATE                      7,598,415         7,598,415

CASH AND CASH EQUIVALENTS                           2,021,112         2,292,149

PREPAID EXPENSES AND OTHER                            114,274           254,702
                                                  -----------       -----------

      Total assets                                $26,070,903       $26,482,368
                                                  ===========       ===========

                       LIABILITIES AND PARTNERS' CAPITAL


DISTRIBUTION PAYABLE TO LIMITED PARTNERS          $       307       $   441,307

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 172,988           198,193
                                                  -----------       -----------

      Total liabilities                               173,295           639,500
                                                  -----------       -----------
PARTNERS' CAPITAL (DEFICIT):
  General partner                                      (6,980)           (7,527)
  Limited partners                                 25,904,588        25,850,395
                                                  -----------       -----------

      Total partners' capital                      25,897,608        25,842,868
                                                  -----------       -----------

      Total liabilities and partners' capital     $26,070,903       $26,482,368
                                                  ===========       ===========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                          1999           1998
                                                          ----           ----
REVENUES:
  Land sales                                            $     --      $1,777,248
  Interest on loan to affiliate                          212,500         212,500
  Interest on investments and other                       25,013          48,878
                                                        --------      ----------
                                                         237,513       2,038,626
                                                        --------      ----------
EXPENSES:
  Cost of land sales                                          --       1,082,505
  General partner fees                                    61,850          66,486
  Property management fees                                 9,000           9,000
  Marketing                                                5,713           3,154
  Property taxes                                          50,795          33,095
  Other operating                                         55,415          60,476
                                                        --------      ----------

                                                         182,773       1,254,716
                                                        --------      ----------

NET INCOME                                              $ 54,740      $  783,910
                                                        ========      ==========
NET INCOME ALLOCATED TO:
  General partner                                       $    547      $      892
  Limited partners                                        54,193         783,018
                                                        --------      ----------

                                                        $ 54,740      $  783,910
                                                        ========      ==========
NET INCOME PER LIMITED PARTNERSHIP UNIT
  (based on 50,000 units held by limited partners)      $   1.08      $    15.66
                                                        ========      ==========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)



                                            Limited Partners
                               General   ----------------------
                               Partner    Number                     Total
                               Amount    of Units      Amount        Amount
                               ------    --------      ------        ------

BALANCE, December 31, 1998    $(7,527)    50,000    $25,850,395    $25,842,868

      Net Income                  547         --         54,193         54,740
                              -------     ------    -----------    -----------

BALANCE, March 31, 1999       $(6,980)    50,000    $25,904,588    $25,897,608
                              =======     ======    ===========    ===========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                          1999          1998
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $    54,740   $   783,910
  Adjustments to net income:
   Change in assets and liabilities:
     Decrease in land held for sale                            --     1,039,938
     Increase in land subject to sales agreements              --      (128,754)
     Decrease (increase) in prepaid expenses and other    140,428           (17)
     Decrease in accounts payable and
       accrued liabilities                                (25,205)      (38,394)
                                                      -----------   -----------

     Net cash provided by operating activities            169,963     1,656,683
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Limited partner distribution declared                        --    (1,605,927)
  Decrease in distribution payable                       (441,000)   (2,622,573)
                                                      -----------   -----------

     Net cash used in financing activities               (441,000)   (4,228,500)
                                                      -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (271,037)   (2,571,817)

CASH AND CASH EQUIVALENTS, beginning of period          2,292,149     5,844,446
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $ 2,021,112   $ 3,272,629
                                                      ===========   ===========

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Scottsdale Land Trust Limited Partnership (the Registrant) received $50,000,000 in gross proceeds from its public offering of the Units on November 23, 1988. After deducting organizational and offering expenses, the Registrant had $43,250,000 in net proceeds available for investment. The net proceeds were used to purchase the property (The Perimeter Center), fund the construction of the infrastructure and fund the $8.5 million loan to Franchise Finance Corporation of America (FFCA), in accordance with the partnership agreement. Pursuant to the loan agreement, FFCA makes monthly payments of interest only to the Registrant and is current on such payments. The entire principal balance of the loan is due in May 2000, or earlier if all of The Perimeter Center land parcels are sold prior to that date. Reserves remaining in the Registrant are approximately $1.8 million. These reserves may be used from time to time to pay amounts assessed by the city or county taxing authorities for developmental or other costs. The Registrant's primary sources of revenue are land sales, interest payments received from FFCA under the loan agreement and interest earned on the Registrant's temporary investments. As land parcels are sold, distributions of the net cash sale proceeds are made in accordance with the partnership agreement. Once all of The Perimeter Center parcels are sold, the Registrant will liquidate all of its other assets and distribute them in accordance with the partnership agreement.

     During the quarter ended March 31, 1999 (the period), the Registrant closed no land sale transactions; therefore, there were no cash distributions declared. At March 31, 1999, the Registrant had three parcels of land (approximately fifteen acres) under contract for sale, at a price aggregating approximately $7 million, to two unaffiliated third parties. The original cost of the parcels totaled approximately $3.1 million. Approximately 70 acres (excluding the parcels in escrow) remain available for sale within The Perimeter Center and the Registrant has entered into preliminary negotiations for the sale of several of the remaining land parcels. The Registrant cannot determine which, if any, of these negotiations will result in the sale of a land parcel and, therefore, cannot predict the timing or amount of any future cash distributions.

     Total revenues were approximately $238,000 for the quarter ended March 31, 1999 as compared to approximately $2 million for the comparable quarter in 1998. Revenues in the 1998 quarter were higher because land sales comprised the majority of the revenues in 1998. Interest on investments and other income for the period decreased by approximately $24,000 from the comparable period of the prior year due to the decrease in temporary investment securities held during the March 1999 quarter. The higher cash balance in the 1998 quarter resulted from net land sale proceeds held during that quarter prior to distribution of the cash to the limited partners. Total expenses (excluding the cost of land sales) increased by approximately $11,000 for the period over the comparable period of the prior year due primarily to an increase in property taxes. Property taxes increased, despite the sale of land parcels during the past twelve months, due to higher assessed land values.

     In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The financial instruments held by the Registrant at March 31, 1999 consist of cash equivalents and a loan receivable from an affiliate. The Registrant intends to hold the investments to maturity; therefore, these financial instruments do not subject the Registrant to a material exposure to changes in interest rates.

                     FFCA INVESTOR SERVICES CORPORATION 88-B

                         BALANCE SHEET - MARCH 31, 1999



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

                                  SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                  By FFCA MANAGEMENT COMPANY LIMITED
                                     PARTNERSHIP
                                     General Partner


                                  By PERIMETER CENTER MANAGEMENT COMPANY
                                     Corporate General Partner


Date: May 5, 1999                 By /s/ John Barravecchia
                                    --------------------------------------------
                                    John Barravecchia, Executive Vice President,
                                    Treasurer and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FFCA INVESTOR SERVICES CORPORATION 88-B



Date: May 5, 1999                 By /s/ John Barravecchia
                                    --------------------------------------------
                                    John Barravecchia, President, Secretary and
                                    Treasurer