Form 10-Q
period 1999-06-30
SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP; FFCA INVESTOR SERVICES CORP 88-B
filed 1999-08-06
CIK 824098, 824134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

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

                                 BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)


                                                    June 30,       December 31,
                                                      1999             1998
                                                  ------------     ------------
                                     ASSETS
LAND:
  Held for sale                                   $ 10,286,157     $ 12,486,444
  Subject to sale agreements                         5,262,658        3,062,371
  Subject to sale agreement with affiliate             788,287          788,287
                                                  ------------     ------------
    Total land                                      16,337,102       16,337,102

LOAN RECEIVABLE FROM AFFILIATE                       7,598,415        7,598,415

CASH AND CASH EQUIVALENTS                            2,023,080        2,292,149

PREPAID EXPENSES AND OTHER                             187,102          254,702
                                                  ------------     ------------
    Total assets                                  $ 26,145,699     $ 26,482,368
                                                  ============     ============

                       LIABILITIES AND PARTNERS' CAPITAL

DISTRIBUTION PAYABLE TO LIMITED PARTNERS          $        307     $    441,307

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                  204,170          198,193
                                                  ------------     ------------
    Total liabilities                                  204,477          639,500
                                                  ------------     ------------
PARTNERS' CAPITAL (DEFICIT):
  General partner                                       (6,543)          (7,527)
  Limited partners                                  25,947,765       25,850,395
                                                  ------------     ------------
    Total partners' capital                         25,941,222       25,842,868
                                                  ------------     ------------
    Total liabilities and partners' capital       $ 26,145,699     $ 26,482,368
                                                  ============     ============

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                     Three Months   Three Months   Six Months    Six Months
                                        Ended          Ended         Ended         Ended
                                       6/30/99        6/30/98       6/30/99       6/30/98
                                      ----------     ----------    ----------    ----------
REVENUES:
  Land sales                           $      --     $1,093,825     $      --    $2,871,073
  Interest on loan to affiliate          212,500        212,500       425,000       425,000
  Interest on investments and other       21,323         33,467        46,336        82,345
                                       ---------     ----------     ---------    ----------
                                         233,823      1,339,792       471,336     3,378,418
                                       ---------     ----------     ---------    ----------

EXPENSES:
  Cost of land sales                          --        675,929            --     1,758,434
  General partner fees                    62,536         65,585       124,386       132,071
  Property management fees                 9,000          9,000        18,000        18,000
  Marketing                                2,836          6,917         8,549        10,071
  Property taxes                          38,634         35,803        89,429        68,898
  Other operating                         77,203         72,535       132,618       133,011
                                       ---------     ----------     ---------    ----------
                                         190,209        865,769       372,982     2,120,485
                                       ---------     ----------     ---------    ----------
NET INCOME                             $  43,614     $  474,023     $  98,354    $1,257,933
                                       =========     ==========     =========    ==========

NET INCOME ALLOCATED TO:
  General partner                      $     436     $      561     $     984    $    1,453
  Limited partners                        43,178        473,462        97,370     1,256,480
                                       ---------     ----------     ---------    ----------
                                       $  43,614     $  474,023     $  98,354    $1,257,933
                                       =========     ==========     =========    ==========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT (based on 50,000
  units held by limited partners)      $     .86     $     9.47     $    1.95    $    25.13
                                       =========     ==========     =========    ==========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)

                                              Limited Partners
                               General    -----------------------
                               Partner      Number                     Total
                               Amount      of Units     Amount         Amount
                              ---------    --------   -----------    -----------
BALANCE, December 31, 1998    $ (7,527)     50,000    $25,850,395    $25,842,868

  Net Income                       984          --         97,370         98,354
                              --------      ------    -----------    -----------
BALANCE, June 30, 1999        $ (6,543)     50,000    $25,947,765    $25,941,222
                              ========      ======    ===========    ===========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                        1999           1998
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $    98,354    $ 1,257,933
  Adjustments to net income:
    Change in assets and liabilities:
      Decrease in land held for sale                   2,200,287        913,036
      Decrease (increase) in land subject
        to sales agreements                           (2,200,287)       578,404
      Decrease in prepaid expenses and other              67,600         16,961
      Increase in accounts payable and accrued
        expenses                                           5,977          5,070
                                                     -----------    -----------
        Net cash provided by operating activities        171,931      2,771,404
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Limited partner distributions declared                      --     (2,604,079)
  Decrease in distribution payable                      (441,000)    (3,229,921)
                                                     -----------    -----------
        Net cash used in financing activities           (441,000)    (5,834,000)
                                                     -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (269,069)    (3,062,596)

CASH AND CASH EQUIVALENTS, beginning of period         2,292,149      5,844,446
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period             $ 2,023,080    $ 2,781,850
                                                     ===========    ===========

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Scottsdale Land Trust Limited Partnership (the Registrant) received $50,000,000 in gross proceeds from its public offering of the Units on November 23, 1988. After deducting organizational and offering expenses, the Registrant had $43,250,000 in net proceeds available for investment. The net proceeds were used to purchase the property (The Perimeter Center), fund the construction of the infrastructure and fund the $8.5 million loan to Franchise Finance Corporation of America (FFCA), in accordance with the partnership agreement. Pursuant to the loan agreement, FFCA makes monthly payments of interest only to the Registrant and is current on such payments. The entire principal balance of the loan is due in May 2000, or earlier if all of The Perimeter Center land parcels are sold prior to that date. When the Registrant receives full payment on the loan, the cash proceeds will be distributed to the limited partners in accordance with the partnership agreement, net of cash reserves, if any, needed for future operations of the Registrant. Cash reserves remaining in the Registrant at June 30, 1999 total approximately $1.9 million. These reserves may be used from time to time to pay amounts assessed by the city or county taxing authorities for developmental or other costs. The Registrant's primary sources of revenue are land sales, interest payments received from FFCA under the loan agreement and interest earned on the Registrant's temporary investments. As land parcels are sold, distributions of the net cash sale proceeds are made in accordance with the partnership agreement. Once all of The Perimeter Center parcels are sold, the Registrant will liquidate and distribute its assets in accordance with the partnership agreement.

     During the quarter ended June 30, 1999 (the period), the Registrant closed no land sale transactions; therefore, there were no cash distributions declared. At June 30, 1999, the Registrant had five parcels of land (approximately 25 acres) under contract for sale, at a price aggregating approximately $11.7 million, to four unaffiliated third parties. The original cost of these five parcels totaled approximately $5.3 million. One of these parcels, representing
4.5 acres, was sold subsequent to June 30, 1999 for approximately $2 million. The parcel had a total original cost of approximately $890,000 and closing and other costs of approximately $135,000. This parcel sale resulted in a gain in July 1999 totaling approximately $1 million.

     Approximately 60 acres (excluding the parcels in escrow) remain available for sale and the Registrant has entered into preliminary negotiations for the sale of several of the remaining land parcels. The Registrant cannot determine which, if any, of these negotiations will result in the sale of a land parcel and, therefore, cannot predict the timing or amount of any future cash distributions.

     Total revenues were approximately $234,000 for the quarter ended June 30, 1999 as compared to approximately $1.3 million for the comparable quarter in 1998. Total revenues for the six months ended June 30, 1999 were approximately $471,000 as compared to approximately $3.4 million for the same period in 1998. Revenues in 1998 were higher because land sales comprised the majority of the revenues in 1998. Interest on investments and other income for the period decreased by approximately $12,000 from the comparable period of the prior year due to the decrease in temporary investment securities held during the quarter ended June 30, 1999. The higher cash balance in 1998 resulted from net land sale proceeds held during that quarter prior to distribution of the cash to the limited partners. Year-to-date amounts were similarly affected.

     Total expenses (excluding the cost of land sales) for the quarter ended June 30, 1999 were comparable to the prior year. Year to date expenses (excluding the cost of land sales) increased by approximately $11,000 for the six month period over the comparable period of the prior year due primarily to an increase in property taxes which was offset somewhat by a decrease in general partner fees. Property taxes increased, despite the sale of land parcels during the past twelve months, due to higher assessed land values. The general partner fee decreased during the six month period over the comparable period of the prior year because the fee is based on Assets Under Management, as defined in the partnership agreement, and as parcels are sold the general partner fee is reduced accordingly.

     In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The financial instruments held by the Registrant at June 30, 1999 consist of cash equivalents and a loan receivable from an affiliate. The Registrant intends to hold the investments to maturity; therefore, these financial instruments do not subject the Registrant to a material exposure to changes in interest rates.

                     FFCA INVESTOR SERVICES CORPORATION 88-B

                          BALANCE SHEET - JUNE 30, 1999


                                     ASSETS


Cash                                                                       $ 100
Investment in Scottsdale Land Trust Limited Partnership, at cost             100
                                                                           -----
    Total Assets                                                           $ 200
                                                                           =====

                                    LIABILITY

Payable to Parent                                                          $ 100
                                                                           -----

                              STOCKHOLDER'S EQUITY

Common Stock; $l par value; 100 shares authorized,
  issued and outstanding                                                     100
                                                                           -----
    Liability and Stockholder's Equity                                     $ 200
                                                                           =====

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

                                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                    By FFCA MANAGEMENT COMPANY LIMITED
                                       PARTNERSHIP
                                       General Partner


                                    By PERIMETER CENTER MANAGEMENT COMPANY
                                       Corporate General Partner


Date: August 4, 1999                By /s/ John Barravecchia
                                    --------------------------------------------
                                    John Barravecchia, Executive Vice President,
                                    Treasurer and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FFCA INVESTOR SERVICES CORPORATION 88-B


Date: August 4, 1999                By /s/ John Barravecchia
                                    --------------------------------------------
                                    John Barravecchia, President, Secretary and
                                    Treasurer