Form 10-Q
period 1999-09-30
SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP; FFCA INVESTOR SERVICES CORP 88-B
filed 1999-11-15
CIK 824098, 824134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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


      Co-Registrants' telephone number including area code (480) 585-4500
                                                          -----------------


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

                                    Yes [X]  No [ ]

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)

                                                 September 30,      December 31,
                                                    1999                1998
                                                ------------       ------------
                                     ASSETS
LAND:
  Held for sale                                 $  7,092,894       $ 12,486,444
  Subject to sale agreements                       7,564,545          3,062,371
  Subject to sale agreement with affiliate           788,287            788,287
                                                ------------       ------------

     Total land                                   15,445,726         16,337,102

LOAN RECEIVABLE FROM AFFILIATE                     7,598,415          7,598,415

CASH AND CASH EQUIVALENTS                          4,111,129          2,292,149

PREPAID EXPENSES AND OTHER                           106,742            254,702
                                                ------------       ------------

     Total assets                               $ 27,262,012       $ 26,482,368
                                                ============       ============

                       LIABILITIES AND PARTNERS' CAPITAL

DISTRIBUTION PAYABLE TO LIMITED PARTNERS        $  1,923,987       $    441,307

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                146,227            198,193
                                                ------------       ------------

     Total liabilities                             2,070,214            639,500
                                                ------------       ------------
PARTNERS' CAPITAL (DEFICIT):

  General partner                                     (5,129)            (7,527)
  Limited partners                                25,196,927         25,850,395
                                                ------------       ------------

     Total partners' capital                      25,191,798         25,842,868
                                                ------------       ------------

     Total liabilities and partners' capital    $ 27,262,012       $ 26,482,368
                                                ============       ============

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                         Three Months      Three Months     Nine Months      Nine Months
                                            Ended             Ended            Ended            Ended
                                           9/30/99           9/30/98          9/30/99          9/30/98
                                         -----------       -----------      -----------      -----------
REVENUES:
  Land sales                             $ 2,058,710       $ 2,520,642      $ 2,058,710      $ 5,391,715
  Interest on loan to affiliate              212,500           212,500          637,500          637,500
  Interest on investments and other           42,905            45,768           89,241          128,113
                                         -----------       -----------      -----------      -----------

                                           2,314,115         2,778,910        2,785,451        6,157,328
                                         -----------       -----------      -----------      -----------
EXPENSES:
  Cost of land sales                       1,025,906           867,176        1,025,906        2,625,610
  General partner fees                        61,831            64,428          186,217          196,499
  Property management fees                     9,000             9,000           27,000           27,000
  Marketing                                    1,950                --           10,499           10,071
  Property taxes                             (22,412)           53,572           67,017          122,470
  Other operating                             63,584            72,888          196,202          205,899
                                         -----------       -----------      -----------      -----------

                                           1,139,859         1,067,064        1,512,841        3,187,549
                                         -----------       -----------      -----------      -----------

NET INCOME                               $ 1,174,256       $ 1,711,846      $ 1,272,610      $ 2,969,779
                                         ===========       ===========      ===========      ===========
NET INCOME ALLOCATED TO:
  General partner                        $     1,415       $       584      $     2,398      $     2,037
  Limited partners                         1,172,841         1,711,262        1,270,212        2,967,742
                                         -----------       -----------      -----------      -----------

                                         $ 1,174,256       $ 1,711,846      $ 1,272,610      $ 2,969,779
                                         ===========       ===========      ===========      ===========
NET INCOME PER LIMITED
  PARTNERSHIP UNIT (based on 50,000
  units held by limited partners)        $     23.46       $     34.22      $     25.40      $     59.35
                                         ===========       ===========      ===========      ===========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)

                                                        Limited Partners
                                          General    ---------------------
                                          Partner     Number                     Total
                                          Amount     of Units     Amount         Amount
                                          ------     --------     ------         ------
BALANCE, December 31, 1998               $(7,527)    50,000   $ 25,850,395   $ 25,842,868
      Net Income                           2,398         --      1,270,212      1,272,610
      Distribution to Limited Partners        --         --     (1,923,680)    (1,923,680)
                                         -------     ------   ------------   ------------

BALANCE, September 30, 1999              $(5,129)    50,000   $ 25,196,927   $ 25,191,798
                                         =======     ======   ============   ============

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                         1999           1998
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $ 1,272,610    $ 2,969,779
 Adjustments to net income:
  Change in assets and liabilities:
    Decrease in land held for sale                     5,393,550      3,359,074
    Increase in land subject to sales agreements      (4,502,174)    (1,078,367)
    Decrease (increase) in prepaid expenses
     and other                                           147,960         (4,323)
    Increase (decrease) in accounts payable and
     accrued expenses                                    (51,966)        55,659
                                                     -----------    -----------

     Net cash provided by operating activities         2,259,980      5,301,822
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Limited partner distributions declared               (1,923,680)    (5,046,812)
 Increase (decrease) in distribution payable           1,482,680     (1,785,688)
                                                     -----------    -----------

     Net cash used in financing activities              (441,000)    (6,832,500)
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                      1,818,980     (1,530,678)

CASH AND CASH EQUIVALENTS, beginning of period         2,292,149      5,844,446
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of period             $ 4,111,129    $ 4,313,768
                                                     ===========    ===========

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Scottsdale Land Trust Limited Partnership (the Registrant) received $50,000,000 in gross proceeds from its public offering of the Units on November 23, 1988. After deducting organizational and offering expenses, the Registrant had $43,250,000 in net proceeds available for investment. The net proceeds were used to purchase the property (The Perimeter Center), fund the construction of the infrastructure and fund the $8.5 million loan to Franchise Finance Corporation of America (FFCA), in accordance with the partnership agreement. Pursuant to the loan agreement, FFCA makes monthly payments of interest only to the Registrant and is current on such payments. The entire principal balance of the loan is due in May 2000, or earlier if all of The Perimeter Center land parcels are sold prior to that date. When the Registrant receives full payment on the loan, the cash proceeds will be distributed to the limited partners in accordance with the partnership agreement, net of cash reserves, if any, needed for future operations of the Registrant. Cash reserves remaining in the Registrant at September 30, 1999 total approximately $2 million. These reserves may be used from time to time to pay amounts assessed by the city or county taxing authorities for developmental or other costs. The Registrant's primary sources of revenue are land sales, interest payments received from FFCA under the loan agreement and interest earned on the Registrant's temporary investments. As land parcels are sold, distributions of the net cash sale proceeds are made in accordance with the partnership agreement. Once all of The Perimeter Center parcels are sold, the Registrant will liquidate and distribute its assets in accordance with the partnership agreement.

         During the quarter ended September 30, 1999 (the period), the Registrant sold one 4.5 acre land parcel to an unaffiliated third party. This land sale provided cash sale proceeds of approximately $2,060,000. The parcel had a total original cost of approximately $890,000 and closing and other costs of approximately $135,000. This parcel sale resulted in a gain of approximately $1,030,000. Cash distributions declared from the parcel sale proceeds amounted to $1,923,680 for the period.

          At September 30, 1999, the Registrant had seven parcels of land (approximately 46 acres) under contract for sale, at prices aggregating approximately $21.3 million, to five unaffiliated third parties. The original cost of these seven parcels totaled approximately $7.6 million. One of these parcels, representing 4.8 acres, was sold subsequent to September 30, 1999 for approximately $1.9 million. The parcel had a total original cost of approximately $856,000 and closing and other costs of approximately $64,000. This parcel sale resulted in a gain in October 1999 totaling approximately $1 million.

         Approximately 34 acres (excluding the parcels in escrow) remain available for sale and the Registrant has entered into preliminary negotiations for the sale of several of the remaining land parcels. The Registrant cannot determine which, if any, of these negotiations will result in the sale of a land parcel and, therefore, cannot predict the timing or amount of any future cash distributions.

         Total revenues were $2.3 million for the quarter ended September 30, 1999 as compared to $2.8 million for the comparable quarter in 1998. Total revenues for the nine months ended September 30, 1999 were $2.8 million as compared to $6.2 million for the same period in 1998. Revenues were higher in the nine month period of 1998 because more land sales closed during that period as compared to 1999. Interest on investments and other income for the nine month period decreased by $38,872 from the comparable period of the prior year due to the decrease in temporary investment securities held during the nine months ended September 30, 1999. The higher cash balance in 1998 resulted from net land sale proceeds held during that period prior to distribution of the cash to the limited partners. The quarterly decrease was not significant.

         Total expenses (excluding the cost of land sales) decreased by $85,935 for the quarter ended September 30, 1999 from the comparable quarter the prior year. Year-to-date expenses (excluding the cost of land sales) decreased by approximately $75,000 for the nine month period over the comparable period of the prior year. These decreases were due to decreases in property taxes, repairs and maintenance, and general partner fees. Property taxes and repairs and maintenance expenses decreased due to the sale of land parcels during the past twelve months. In addition, the current year's property tax assessment was lower than anticipated, so the property tax accrual was adjusted accordingly. The general partner fee decreased from the comparable period of the prior year because the fee is based on Assets Under Management, as defined in the partnership agreement, and as parcels are sold the general partner fee is reduced accordingly.

         In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The financial instruments held by the Registrant at September 30, 1999 consist of cash equivalents and a loan receivable from an affiliate. The Registrant intends to hold the investments to maturity; therefore, these financial instruments do not subject the Registrant to a material exposure to changes in interest rates.

                     FFCA INVESTOR SERVICES CORPORATION 88-B

                       BALANCE SHEET - SEPTEMBER 30, 1999


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


                                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP


                                    By FFCA MANAGEMENT COMPANY LIMITED
                                       PARTNERSHIP
                                       General Partner


                                    By PERIMETER CENTER MANAGEMENT COMPANY
                                       Corporate General Partner


Date: November 4, 1999              By /s/ John Barravecchia
                                    --------------------------------------------
                                    John Barravecchia, Executive Vice President,
                                    Treasurer and Chief Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FFCA INVESTOR SERVICES CORPORATION 88-B


Date: November 4, 1999                   By /s/ John Barravecchia
                                         ---------------------------------------
                                         John Barravecchia, President, Secretary
                                         and Treasurer