Form 10-K405
period 1999-12-31
SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP; FFCA INVESTOR SERVICES CORP 88-B
filed 2000-03-28
CIK 824098, 824134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

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


Co-Registrants' telephone number, including area code: (480) 585-4500

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

     FFCA Investor Services Corporation 88-B, a Delaware corporation and wholly owned subsidiary of PCMC, was incorporated on August 11, 1987. It serves as the initial limited partner of the Partnership and the owner of record of the limited partner interests in the Partnership. FFCA Investor Services Corporation 88-B assigns the limited partner interests to investors in the Partnership. FFCA Investor Services Corporation 88-B conducts no other business activity. The Partnership and FFCA Investor Services Corporation 88-B are referred to collectively as the "Co-Registrants."

     As of December 31, 1999, there remained unsold approximately 47 acres of the Property (representing 7 parcels). Three such parcels were sold subsequent to December 31, 1999 and three additional parcels totaling 13 acres are currently under contract for sale. A 7.3-acre parcel remains available for sale. One of the contracts was entered into on February 7, 2000 with Franchise Finance Corporation of America, an affiliate of the General Partner, to purchase a parcel (approximately 4 acres) adjacent to its corporate headquarters. This sale is subject to the approval, by vote, of the majority of the limited partner interests of the Partnership. Once the remaining parcels are sold, the Partnership will liquidate and distribute its assets in accordance with the Partnership agreement.

     THE OFFERING. On June 14, 1988, the Co-Registrants commenced a public offering of $50 million in units of assigned limited partner interest (the "Units") in the Partnership pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended. The sale of the Units was completed on November 23, 1988, with a total of 50,000 Units sold to investors at $1,000 per Unit for a total of $50 million. Purchasers of the Units (the "Holders") acquired such Units from FFCA Investor Services Corporation 88-B as of that date. Subsequent to that date, no Holder has made any additional capital contribution. The Holders share in the benefits of ownership of the Partnership's assets, including its real property investments, according to the number of Units held in substantially the same manner as limited partners of the Partnership. After deducting organizational and offering expenses, including selling commissions, the financial advisory fee, property acquisition fee and due diligence expense reimbursement payable to Shearson Lehman Hutton Inc., the Partnership had $43.25 million in net offering proceeds following the conclusion of the offering of the Units.

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

     Construction of the FFCA Office Building was completed during April 1990 and the maximum $8.5 million was advanced to FFCA under the Acquisition and Construction Loan. The FFCA Parcel purchase price of $704,214 did not include the portion of the cost of the Infrastructure that was allocated to the FFCA Parcel when the Infrastructure was completed. The construction of the Infrastructure was substantially completed by the end of the second quarter in 1990; therefore, the allocable portion was added to the amount drawn by FFCA under the Loan Agreement. The total amount allocated to FFCA was $197,371. In accordance with generally accepted accounting principles, the sale of the parcel to FFCA will be recognized in May 2000, when the amounts loaned to FFCA are repaid to the Partnership.

     In accordance with the terms of the Loan Agreement, when the Acquisition and Construction Loan expired in April 1990, the outstanding principal balance was converted into a long-term permanent loan (the "Permanent Loan"). The Permanent Loan provides for payments of interest only, at an annual rate of ten percent, until maturity (May 1, 2000), at which time the full principal amount must be repaid to the Partnership. FFCA is obligated to pay this interest on a monthly basis for interest accrued in the previous month. FFCA has made all payments of interest on a timely basis. The payments were paid to, and monitored by, an independent trustee on behalf of the Partnership. The Permanent Loan also provides for the payment of additional interest upon maturity based upon the increase, if any, in the value of the FFCA Office Building. The amount of additional interest to be paid by FFCA to the Partnership under the Permanent Loan will equal the greater of (a) 30% of the increase in the value of the FFCA Office Building (including the FFCA Parcel) at the time of maturity of the Permanent Loan or (b) $1,130,000. An appraisal of the FFCA Office Building (including the FFCA Parcel) was performed as of February 18, 2000. Based on this appraisal, the General Partner determined that the additional interest owed by FFCA would be $1,130,000. The General Partner guarantees the obligations of FFCA under the Loan Agreement.

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

     As of January 15, 2000, FFCA transferred the FFCA Office Building to FFCA Funding Corporation, an affiliate of FFCA. The FFCA Office Building was transferred subject to the Loan Agreement and continues to secure the Permanent Loan. FFCA will remain obligated to the Partnership under the terms of the Loan Agreement until its maturity, as described above. As of March 1, 2000, FFCA was current on its payments under the Loan Agreement.

     DEVELOPMENT OF THE PROPERTY. The Partnership's primary investment objective is to achieve capital appreciation of the Property through the development of the unimproved land and the subsequent sale of the improved land on a parcel-by-parcel basis. Improvement of the Property was accomplished by implementing a master plan for the development of the Property, developing the Infrastructure and financing the acquisition of land and the construction of the FFCA Office Building. As of March 1, 2000, all but four parcels have been sold. Of the remaining four, three are in escrow.

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

     Transportation improvements to the Pima Freeway are underway and nearing completion to Princess Drive. In September 1998, the Pima Freeway construction began between Shea Boulevard and Princess Drive (at the north end of The Perimeter Center). This 4.4-mile segment of the Pima Freeway is scheduled to open to traffic by summer 2001, improving access to the Perimeter Center. With this development, two matters were raised. The Federal Emergency Management Agency ("FEMA") worked with the City of Scottsdale on area drainage solutions through the formation of the Reata Pass Wash Desert Greenbelt Improvement District (the "District"). The Perimeter Center is included in the District. Currently, the implementation of improvements within the District has been placed on hold while the Army Corps of Engineers determines whether or not an environmental impact study about the effects of the project is necessary. Accordingly, the annual assessments to be levied against property owners in The Perimeter Center will be delayed pending a final determination by the Army Corps as to the future of the project, which may take several years to complete. In the event the project is approved, the General Partner believes that it will not have a significant impact on the Partnership since all but four of the remaining parcels have been sold, and three of the remaining four parcels are currently under contract for sale. In addition, the Arizona Department of Transportation ("ADOT") notified the Partnership that it wished to obtain a temporary easement over certain acreage on the eastern boundary of the Property in connection with the construction of the Pima Freeway and the southbound frontage road. On December 22, 1999, ADOT purchased the temporary construction easement from the Partnership for $26,400 and ADOT agreed to pay the cost of the curb cuts and related improvements at the intersection of Anderson Drive and the southbound frontage road. The City of Scottsdale had previously stated that the Partnership would be required to pay the cost of these improvements (approximately $25,000).

     PARCEL SALES ACTIVITY IN 1999. During 1999 the Partnership sold eight land parcels aggregating 37 acres to unaffiliated third parties. The following is a description of Property sales that closed in 1999:

     NASKO HOLDINGS, LLC. Nasko Holdings, LLC purchased 4.5 acres of land for approximately $2,060,000 on July 16, 1999. Nasko Holdings, LLC plans to build a new state-of-the-art facility for Maxwell Productions, LLC, a leading manufacturer of digital variable disks (DVD's).

     CORNWELL FINANCIAL GROUP. On October 29, 1999, Cornwell Financial Group purchased a 4.8-acre parcel for approximately $1,870,000. Cornwell Financial Group is building the Cornwell Technology Center and part of the building will be leased to a computer company and a finance company.

     PERIMETER OFFICE OWNERSHIP, LLLP. On December 15, 1999, Perimeter Office Ownership, LLLP purchased 2 parcels totaling 10 acres for approximately $4,570,000. Perimeter Office Ownership, LLLP plans on developing a condo office building.

     WALL STREET WEST, INC. Wall Street West, Inc.  purchased 2 parcels totaling
10.6 acres for approximately $5,265,000 on December 16, 1999. One parcel will be used to develop restaurants, a limited service hotel and other retail property. The other parcel will be an office building, a part of which will be leased.

     SCOTTSDALE PERIMETER I, LLC. On December 30, 1999, Scottsdale Perimeter I, LLC purchased 2 parcels totaling 7 acres of land for approximately $3,355,000. Scottsdale Perimeter I, LLC plans to build corporate offices for lease.

     PARCEL SALES ACTIVITY IN 2000. At December 31, 1999, the Partnership had three land parcels, totaling approximately 13 acres, under contract for sale. These three parcels were sold for $6.6 million in the first quarter of 2000. Subsequent to December 31, 1999, the Partnership placed under contract for sale three additional parcels of land, totaling 26 acres, to be sold to three buyers. One of the buyers is an affiliate of the General Partner; therefore, the sale of this parcel is subject to the approval, by consent, of the majority of the limited partner interests of the Partnership. A 7.3-acre parcel remains available for sale.

     COMPETITION AND REAL ESTATE ACTIVITIES NEAR THE PERIMETER CENTER. The following is a general description of real estate activities near the Perimeter Center.

     Kierland, a 235-acre mixed-use project located two miles southwest of the Perimeter Center in the City of Phoenix is sold out. The retail component continues to develop with retail shops and restaurants, such as P.F. Changs, Mortons Steak House, The Cheese Cake Factory, Famous Door, Optical Shoppe of Aspen, Tommy Bahama, Cutter Buck, Cold Stone and Z Gallery. The office component is in development with the addition of three buildings totaling 270,000 square feet and one building with 120,000 square feet, all to be completed during the year 2000. The Weston Hotel has planned to build a ten-story, 500-room resort hotel as part of the 27-hole Kierland Golf Club, which has been in existence for four years.

     Northsight business park, two miles to the south of the Perimeter Center has completed five buildings for corporate users such as JDA Software and
Vanguard (now starting on its third phase). Sam's Club and Super Wal-Mart recently opened at Northsight. Approximately 15 acres zoned for retail development remains for sale.

     Development continues on major residential developments to the north and east of the Perimeter Center. DC Ranch is the largest, which still anticipates over 8,000 homes when completed. McDowell Mountain Ranch with over 4,400 homes is nearing completion in 2000. A resort hotel to complement the existing 36-hole golf course is also planned for this area.

     To the south, Scottsdale Links apartments have been converted into time-share resort properties; the Marriott McDowell Mountain Hotel opened for business in the summer of 1999; and more time-share projects are planned near the Princess Hotel, west of the Perimeter Center. Seventeen acres near the Marriott Hotel is for sale along with approximately ten acres on Bell Road, zoned for retail use.

     The expected completion of the Pima Freeway near the Perimeter Center in 2001 and lack of available property in the area has increased the values in the Perimeter Center.

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

     Westcor II receives certain fees under the Management Agreement in connection with the management of the Property. Westcor II provides these property management services on an exclusive basis, based on the terms of the Management Agreement. During 1999, 1998 and 1997, Westcor II received $36,000 each year in fees from the Partnership under the Management Agreement in accordance with the 1994 amendment to the original Management Agreement. The 1994 amendment provided that the property management fee be reduced from $125,000 per year to $36,000 per year. The Management Agreement is renewable annually unless canceled at the discretion of the Partnership or Westcor II.

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

     The Partnership and FFCA Investor Services Corporation 88-B (the initial limited partner) have no employees.

     The Partnership encountered no system or facility-related problems during the rollover to the year 2000. No costs were incurred to date in addressing Year 2000 issues.

     FACTORS AFFECTING FUTURE OPERATING RESULTS. A Proxy Statement is being submitted to Investors for consent to sell a land parcel owned by the Partnership to Franchise Finance Corporation of America, an affiliate of the general partner, for consent to the liquidation of the Partnership after all remaining parcels are sold and other related matters. There can be no assurance as to the final terms of the proposed land sale transaction to FFCA, that the conditions will be satisfied or that the proposed transaction will be consummated.

ITEM 2. PROPERTIES.

     Upon completion of the Partnership's public offering and acquisition of the Property, the Partnership owned debt-free approximately 261 gross acres of improved land located at the northwest corner of the intersection of Bell and Pima Roads in Scottsdale, Arizona that is zoned for commercial development. Approximately 75% of the Property's gross acres constitute net acres available for sale or lease after the deduction of land dedicated for rights-of-way for streets and other land not available for development. Infrastructure in place includes gas, sewer, water, electricity, telephone, and all streets, curbs, gutter and sidewalk work. At March 1, 2000, the Partnership had approximately 33 acres remaining to be sold, of which 26 acres comprise parcels in escrow. The Property is located north of downtown Scottsdale, Arizona and approximately two miles from the Scottsdale Airport, a business commuter terminal.

     The following is a description of the Property sales that have been consummated (excluding sales in escrow) as of March 1, 2000.

     FFCA OFFICE BUILDING. On December 29, 1988, FFCA entered into an $8.5 million Acquisition, Construction and Term Loan Agreement for the acquisition of a 4.6-acre parcel of land and the construction of an office building thereon containing approximately 56,000 square feet of office space and approximately 10,000 square feet for display by the Fleischer Museum. The construction of the Office Building was completed in April 1990. FFCA is a self-administered real estate investment trust that invests in chain store real estate throughout the United States.

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

     USF BESTWAY (FORMERLY TNT BESTWAY TRANSPORTATION, INC.) The initial sale transaction with USF Bestway was completed on February 6, 1996. It involved the sale of a 4.8-acre parcel for a sales price of approximately $1 million. On October 30, 1998, USF Bestway purchased approximately 1.76 acres, adjacent to its original site, for approximately $460,000. The site is the freight transportation company's regional office, covering California to Texas.

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

     PRIVATE INVESTOR TRANSACTION. The sale transaction with a private investor was completed on February 20, 1997. It involved the sale of a 1.8-acre parcel for a sales price of approximately $600,000. The site is the corporate headquarters for Discover the World Marketing, which outsources marketing activities for the airline industry throughout the world. An 18,000-square foot facility was built, a portion of which is leased office space.

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

     BILTMORE PERIMETER LLC. On August 27, 1997, Biltmore Perimeter LLC purchased an 8.7-acre parcel for approximately $2.7 million. In 1999, Biltmore Perimeter LLC sold the property to Scottsdale Perimeter I, LLC.

     GREEN TREE FINANCIAL CORPORATION. The sale transaction with Green Tree Financial Corporation was completed on September 10, 1997 and involved the sale of eight parcels totaling 16.7 acres for an aggregate sale price of approximately $5.4 million. A 140,000 square-foot office complex was constructed and sold in 1999 to Metris Companies, Inc., to be used as their Western Regional Headquarters.

     CARLSON REAL ESTATE. The sale transaction with Carlson Real Estate was completed on October 15, 1997. Carlson Real Estate purchased an 11.1-acre parcel for approximately $2.8 million. Subsequent to this sale, Mont Aster LLC purchased the parcel from Carlson Real Estate.

     SEMY ENGINEERING. Semy Engineering purchased a 6.1-acre parcel for approximately $1.8 million on October 27, 1997. In 1999, Hewson Properties purchased the site and are constructing a 62,000 square-foot office building for lease.

     OLYMPIA LABS. Olympia Labs, a vitamin company, purchased 2.5 acres on March
20,  1998  for  approximately   $870,000.  This  site  is  the  company's  world
headquarters.

     ISMART,  LLC. On March 25, 1998,  ISMart LLC, a computer  software company,
purchased  a  2.6-acre  parcel  for  approximately   $900,000  to  be  used  for
construction of an office building, scheduled to be completed in 2000.

     G.G. LLC. The sale transaction with G.G. LLC closed on June 30, 1998. G.G. LLC purchased a 2.73-acre site for approximately $1 million to be used for the construction of an insurance agency headquarters building. This is scheduled to be completed in 2000.

     WEISS INVESTMENTS. Weiss Investments purchased 2.13 acres of land for approximately $870,000 on July 23, 1998. The parcel is currently under construction for an office building and is expected to be completed in 2000.

     ARIZONA DEPARTMENT OF TRANSPORTATION. On August 25, 1998, the Arizona Department of Transportation purchased 3.73 acres of land for approximately
$1,625,000 for an additional right-of-way frontage along the Pima Freeway currently under construction.

     NASKO HOLDINGS, LLC. Nasko Holdings, LLC purchased 4.5 acres of land for approximately $2,060,000 on July 16, 1999. Nasko Holdings, LLC plans to build a new state-of-the-art facility for Maxwell Productions, LLC, which is a leading manufacturer of digital variable disks (DVDs).

     CORNWELL FINANCIAL GROUP. On October 29, 1999, Cornwell Financial Group purchased a 4.8-acre parcel for approximately $1,870,000. Cornwell Financial Group is building the Cornwell Technology Center and part of the building will be leased to a computer company and a finance company.

     PERIMETER OFFICE OWNERSHIP, LLLP. On December 15, 1999, Perimeter Office Ownership, LLLP purchased 2 parcels totaling 10 acres for approximately $4,570,000. Perimeter Office Ownership, LLLP plans on developing an office building on this site.

     WALL STREET WEST, INC. Wall Street West, Inc.  purchased 2 parcels totaling
10.6 acres for approximately $5,265,000 on December 16, 1999. One parcel will be used to develop restaurants, a limited service hotel and other retail property. The other parcel will be an office building, a part of which will be leased.

     SCOTTSDALE PERIMETER I, LLC. On December 30, 1999, Scottsdale Perimeter I, LLC purchased 2 parcels totaling 7 acres of land for approximately $3,355,000. Scottsdale Perimeter I, LLC plans to build corporate offices for lease.

     At December 31, 1999, the Partnership had 34 acres available for sale and 13 acres in escrow under contract for sale. The 13 acres in escrow at December 31, 1999 were closed during the first two months of 2000. As of March 1, 2000, the Partnership had three parcels of land under contract for sale, totaling 26 acres, to be sold to three buyers. Two buyers expect to close escrow by the end of the second quarter of 2000 and the other is a related party transaction that is subject to the approval, by vote, of the majority of the limited partner interests of the Partnership. One 7.3-acre parcel remains available for sale.

ITEM 3. LEGAL PROCEEDINGS.

     Neither the Co-Registrants nor their properties are parties to, or subject to, any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the Holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1999.

                                    PART II

ITEM 5. MARKET FOR CO-REGISTRANTS' UNITS AND RELATED SECURITY HOLDER MATTERS.

     MARKET INFORMATION. During 1999, there was no established public trading market for the Units, and it is unlikely that an established public trading market for the Units will develop.

     HOLDERS. As of March 1, 2000, there were 3,036 record holders of the Units.

     DISTRIBUTIONS. For the two most recent fiscal years, the Partnership made the following cash distributions to the Holders from proceeds received on the sale of land parcels:

                                       1999
        ----------------------------------------------------------------
           Date of         Number         Per Unit             Total
        Distribution      of Units      Distributions      Distributions
        ------------      --------      -------------      -------------
        March 31           50,000         $     --           $        --
        June 30            50,000               --                    --
        September 30       50,000            38.47             1,923,500
        December 31        50,000           286.29            14,314,500
                                          --------           -----------
                                          $ 324.76           $16,238,000
                                          ========           ===========

                                       1998
        ----------------------------------------------------------------
           Date of         Number         Per Unit             Total
        Distribution      of Units      Distributions      Distributions
        ------------      --------      -------------      -------------
        March 31           50,000         $  32.11           $ 1,605,500
        June 30            50,000            19.97               998,500
        September 30       50,000            48.85             2,442,500
        December 31        50,000             8.82               441,000
                                          --------           -----------
                                          $ 109.75           $ 5,487,500
                                          ========           ===========

     Adjusted Capital Contribution is defined in the Partnership Agreement as the Holder's initial capital contribution reduced to not less than zero by cash distributions to the Holders (a) from Parcel Revenues (as defined in the Partnership Agreement); (b) from Sale or Refinancing Proceeds (as defined in the Partnership Agreement); (c) from any principal payments received from the Acquisition and Construction Loan and the Permanent Loan or any other loan by the Partnership; or (d) classified as a return of capital under generally accepted accounting principles. The Adjusted Capital Contribution of the Holders was $362.62 per Unit as of December 31, 1999.

     The primary source of cash distributions in the future is expected to be from the sale of the remaining parcels of the Property. Generally, net proceeds received from the sale of the parcels will be distributed 100% to the Holders to the extent of the Adjusted Parcel Investment (as defined in the Partnership Agreement) of each parcel, plus a preferred return on the Adjusted Parcel Investment equal to a cumulative, non-compounded return of ten percent per annum. Thereafter, approximately 50% of any remaining proceeds will be distributed to the Holders. The Adjusted Parcel Investment, as defined in the Partnership Agreement, is generally an amount that approximates the capital contributions of the Holders invested in a parcel, including a proportionate amount of allocable front-end fees paid in connection with the organization of the Partnership, the offering and sale of the Units and the acquisition of the Property. Distribution of the proceeds from the sale of parcels of the Property are anticipated to be made at such times as the General Partner deems appropriate and in the best interest of the Partnership. The General Partner may withhold distributions if necessary or appropriate for the conduct of the Partnership's business or for the construction of improvements on parcels in the Property. For a complete description of the manner in which the disbursable cash of the Partnership and proceeds from the sale of the parcels comprising the Property will be distributed and the manner in which the profits, gains, losses, deductions and credits of the Partnership will be allocated, reference is made to Article Four of the Partnership Agreement referenced as Exhibit 4 to this Report. Any differences in the amounts of distributions set forth in the above tables from the information contained in Item 6 below are due to rounding the amount of distributions payable per Unit down to the nearest whole cent and carrying any fractional cents forward from one period to the next.

     As soon as practicable after the sale of the remaining parcels, the General Partner will take all steps necessary to complete the liquidation of the Partnership. Upon liquidation of the Partnership, the General Partner will apply and distribute the assets of the Partnership to Investors and the General Partner, in accordance with the provisions of the Partnership Agreement. Each investor will receive a final Schedule K-1 of the Partnership as soon as practicable after liquidation of the Partnership.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with the Financial Statements and the related notes attached as an exhibit to this Report.

                                                   Year Ended December 31,
                             -------------------------------------------------------------------
                                1999          1998          1997          1996          1995
                             -----------   -----------   -----------   -----------   -----------
Revenues                     $18,200,381   $ 6,871,901   $22,289,391   $ 5,981,588   $   920,426
Net Income                     9,357,292     3,124,531     8,797,901     1,974,758        46,044
Net Income Per
  Limited Partnership Unit        187.07         62.44        175.90         39.49           .91
Total Assets                  33,440,753    26,482,368    32,541,537    40,259,651    42,024,785
Distributions of Cash from
  Operations to Holders       16,237,869     5,487,767    19,692,084     4,765,456            --
Distributions of Cash from
  Operations Per Unit             324.76        109.76        393.84         95.31            --

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     LIQUIDITY AND CAPITAL RESOURCES. The partnership received $50,000,000 in gross proceeds from its public offering of the Units on November 23, 1988. After deducting organizational and offering expenses, including selling expenses, the financial advisory fee, property acquisition fee and due diligence expense reimbursement payable to Shearson Lehman Hutton Inc., the Partnership had $43,250,000 in net proceeds available for investment. On December 1, 1988, the Partnership used $23,913,185 to acquire the Property in Scottsdale, Arizona. The remaining net offering proceeds were used to complete the construction of the Infrastructure and to fully fund the loan to FFCA for the FFCA Office Building and establish an initial reserve of approximately $2.8 million. The Partnership's primary sources of revenue are land sales, interest payments received from FFCA under the Loan Agreement and interest earned on the Partnership's temporary investments. As land parcels are sold, distributions of the net cash sale proceeds are made in accordance with the partnership agreement. Once all of The Perimeter Center parcels are sold, the Partnership will liquidate all of its other assets and distribute them in accordance with the partnership agreement. As of March 1, 2000, the Partnership had 7.3 acres available for sale and 26 acres in escrow under contract for sale.

     Funds pending distribution to the limited partners are temporarily invested in U.S. Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations). These reserves may be used from time to time to pay amounts assessed by the city or county taxing authorities for developmental or other costs. It is anticipated that the Partnership's revenues along with remaining reserves of approximately $2.3 million at December 31, 1999, to the extent required, will be sufficient to pay the Partnership's operating expenses in 2000 and that cash proceeds from the sale of parcels will be available for distribution to the Holders. At December 31, 1999, the Partnership had cash and marketable securities with a maturity of three months or less aggregating $16,667,333 of which $14,314,500 was paid out to the Holders in February 2000 as their fourth quarter 1999 distribution, and the remainder of which will be held by the Partnership for reserves.

     During the year ended December 31, 1999, the Partnership sold eight land parcels aggregating approximately 37 acres to unaffiliated third parties. The land sale transactions during the year provided aggregate cash sales proceeds of $17.1 million. The parcels had a total original cost of $7.3 million and closing and other costs of approximately $878,000. These parcel sales resulted in gains totaling $8.9 million. Distributions declared from the parcel sale net proceeds amounted to $16.2 million in 1999.

     At December 31, 1999, the Partnership had 34 acres available for sale and 13 acres in escrow under contract for sale. The land in escrow represents three parcels under contract for sale at a price of approximately $6.7 million to two unaffiliated third parties. The aggregate original cost of the parcels is approximately $3.1 million. These parcels in escrow have been sold since year end.

     As of March 1, 2000, the Partnership had remaining three parcels of land under contract for sale, totaling 26 acres, and one 7.3-acre parcel that remains available for sale. One of the contracts was entered into on February 7, 2000 with Franchise Finance Corporation of America, an affiliate of the General Partner, to purchase a parcel (approximately 4 acres) adjacent to its corporate headquarters. The sale is subject to the approval, by vote, of the majority of the limited partner interests of the Partnership. A Proxy Statement will be submitted to investors of the Partnership for consent to sell this parcel to Franchise Finance Corporation of America. The Partnership cannot determine which, if any, of the parcels under contract will result in the sale of a land parcel and, therefore, cannot predict the timing or amount of any future cash distributions.

     In connection with the development in the Scottsdale, Arizona area, two development matters were raised. The Federal Emergency Management Agency ("FEMA") worked with the City of Scottsdale on area drainage solutions through the formation of the Reata Pass Wash Desert Greenbelt Improvement District (the "District"). The Perimeter Center is included in the District. Currently, the implementation of improvements within the District has been placed on hold while the Army Corps of Engineers determines whether or not an environmental impact study about the effects of the project is necessary. Accordingly, the annual assessments to be levied against property owners in The Perimeter Center will be delayed pending a final determination by the Army Corps as to the future of the project, which may take several years to complete. In the event the project is approved, the General Partner believes that it will not have a significant impact on the Partnership. In addition, the Arizona Department of Transportation ("ADOT") notified the Partnership that it wished to obtain a temporary easement over certain acreage on the eastern boundary of the Property in connection with the construction of the Pima Freeway and the southbound frontage road. On December 22, 1999, ADOT purchased the temporary construction easement from the Partnership for $26,400 and ADOT agreed to pay the cost of the curb cuts and related improvements at the intersection of Anderson Drive and the southbound frontage road. The City of Scottsdale had previously stated that the Partnership would be required to pay the cost of these improvements (approximately $25,000).

     As discussed previously, the Partnership will submit a Proxy Statement to the Investors for consent to sell a land parcel owned by the Partnership to Franchise Finance Corporation of America, an affiliate of the General Partner, and for consent to the liquidation of the Partnership after all remaining parcels are sold. Based on current parcel sales activity, it is anticipated that the remaining parcels could be sold during 2000.

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

     RESULTS OF OPERATIONS -- FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998. Land sales comprise the majority of the revenues of the Partnership. Total revenues were $18.2 million for the year ended December 31, 1999 as compared to $6.9 million for the year ended December 31, 1998. The difference in revenues between years is primarily due to an increase in the number of acres sold in 1999 as compared to 1998. In 1999, the Partnership sold 37 acres of land as compared to 15 acres sold in 1998. The average sales price per acre of land sold during 1999 increased 20% to approximately $455,000 per acre from approximately $378,000 per acre for land sold in 1998. Gain on the sale of land, as a percentage of land sale revenues, increased to 52% for the year ended December 31, 1999 as compared to 49% for the year ended December 31, 1998. Land sale revenues have been, and will continue to be, impacted by the number of land parcels sold, their relative size and the sales price per acre achieved.

       Total expenses (excluding the cost of land sales) decreased by approximately $144,000 in 1999 as compared to 1998 due to decreases in property taxes ($55,000), the general partner fee ($15,000) and other operating expenses ($75,000). Property taxes decreased due to the sale of land parcels during the past twelve months and due to a protest filed on the 1998 property taxes that resulted in a refund and a reduction in the 1999 assessed values used to calculate the 1999 property taxes. The general partner fee decreased in 1999 because the fee is based on Assets Under Management (as defined in the partnership agreement) and, as parcels are sold, the general partner fee is reduced accordingly. The decrease in other operating expenses resulted primarily from a decrease in property tax consulting fees that were related to the property tax protest filed in 1998.

     RESULTS OF OPERATIONS -- FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997. Land sales comprised the majority of the revenues of the Partnership. Total revenues were $6.9 million for the year ended December 31, 1998 as compared to $22.3 million for the year ended December 31, 1997. The difference in revenues between years is primarily due to a decrease in the number of acres sold in 1998 as compared to 1997. In 1998, the Partnership sold 15 acres of land as compared to 73 acres sold in 1997. While the number of acres sold decreased between years, the average sales price per acre of land sold during 1998 increased 30% to approximately $378,000 per acre from approximately $290,000 per acre for land sold in 1997. Gain on the sale of land, as a percentage of land sale revenues, increased to 49% for the year ended December 31, 1998 as compared to 40% for the year ended December 31, 1997.

     Interest and other income for the year ended December 31, 1998 decreased by approximately $136,000 from 1997 resulting from a lower average cash balance invested during the year. Total expenses (excluding the cost of land sales) decreased by approximately $98,000 in 1998 as compared to 1997 due to decreases in the general partner fee ($59,000), marketing expenses ($8,000) and other operating expenses ($36,000), and are partially offset by an increase in property taxes. The general partner fee decreased in 1998 because the fee is based on Assets Under Management (as defined in the partnership agreement) and, as parcels are sold, the general partner fee is reduced accordingly. Marketing expenses decreased because the level of sales activity that occurred during 1998 has generated sufficient interest in The Perimeter Center to allow the Partnership to reduce certain general marketing activities. The decrease in other operating expenses resulted primarily from a decrease in property maintenance costs. These costs are primarily common area maintenance fees (based on square footage owned) and are charged to all of the landowners within The Perimeter Center (including the Partnership). Accordingly, as the Partnership sells parcels, its share of the common area maintenance fees decreases. Property taxes increased, despite the sale of land parcels during the past twelve months, due to higher assessed land values.

     INFLATION. Inflation in future periods may tend to cause capital appreciation of land in general; however, the value of any particular land, including the Property, may increase at a rate different from the inflation rate or decrease based upon other factors, such as the demand for land in the area where the Property is located and the availability of comparable land in the same area. Inflation may, however, have an adverse impact on the profitability of the Partnership because of increases in its operating expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The financial instruments held by the Partnership at December 31, 1999 consist of cash equivalents and a loan receivable from an affiliate. The Partnership intends to hold the investments to maturity; therefore, these financial instruments do not subject the Partnership to a material exposure to changes in interest rates.

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

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

     The Partnership and the General Partner have no directors or executive officers. PCMC is the corporate general partner and Morton H. Fleischer is an individual general partner of the General Partner. The General Partner has responsibility for all of the Partnership's operations. The directors and executive officers of PCMC and FFCA Investor Services Corporation 88-B are as follows:

PCMC

                                    DIRECTOR

      Name                                                   Position Held Since
      ----                                                   -------------------
Morton H. Fleischer                                                 1993

                                    OFFICERS
                                                               Associated With
                                                                    PCMC
      Name                                                  Positions Held Since
      ----                                                  --------------------
Morton H. Fleischer           Chairman of the Board,
                              President and Chief Executive
                              Officer                               1993

John R. Barravecchia          Executive Vice President,
                              Chief Financial Officer,
                              Treasurer and Assistant
                              Secretary                             1993

Christopher H. Volk           Executive Vice President,
                              Chief Operating Officer,
                              Assistant Secretary and
                              Assistant Treasurer                   1993

Dennis L. Ruben               Executive Vice President,
                              General Counsel and Secretary         1994

Catherine F. Long             Senior Vice President-Finance,
                              Principal Accounting Officer,
                              Assistant Secretary and
                              Assistant Treasurer                   1993

FFCA INVESTOR SERVICES CORPORATION 88-B

                                    DIRECTOR

      Name                                                   Position Held Since
      ----                                                   -------------------
Morton H. Fleischer, Chairman                                       1986


                                    OFFICERS


      Name                     Position Held                 Position Held Since
      ----                     --------------                -------------------
Morton H. Fleischer           Chairman of the Board
                              of Directors                          1986
John R. Barravecchia          President, Secretary and.
                              Treasurer                             1990
Christopher H. Volk           Vice President, Assistant
                              Secretary and
                              Assistant Treasurer                   1994

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

BUSINESS EXPERIENCE

     The business experience during the past five years of each of the above directors and executive officers is as follows:

     MORTON H. FLEISCHER, age 63, served as a director, President and Chief Executive Officer of PCMC since 1993, and as Chairman of the Board of FFCA Investor Services Corporation 88-B since 1986. Mr. Fleischer also serves as Chairman of the Board and Chief Executive Officer of Franchise Finance Corporation of America, a Delaware corporation ("FFCA") having previously served as a director, President and Chief Executive Officer of Franchise Finance Corporation of America I ("FFCA I"), a predecessor of FFCA, from 1980 to 1994. Mr. Fleischer is an individual general partner of the General Partner, and is a general partner (or general partner of a general partner) of the following public limited partnerships that were liquidated in 1999 and whose investments were travel plazas: Participating Income Properties 1986, L.P.; Participating Income Properties II, L.P. and Participating Income Properties III Limited Partnership.

     JOHN R. BARRAVECCHIA, age 44, served as President, Secretary and Treasurer of FFCA Investor Services Corporation 88-B since 1990. He served as Chief Financial Officer of PCMC since 1993 and as Senior Vice President and Treasurer since 1994. In 1995, Mr. Barravecchia was named Executive Vice President of PCMC. Mr. Barravecchia currently serves as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of FFCA and served in various capacities for FFCA I from 1984 to 1994. Prior to joining FFCA I, Mr. Barravecchia was associated with the international public accounting firm of Arthur Andersen LLP.

     CHRISTOPHER H. VOLK, age 43, served as Vice President, Assistant Secretary and Assistant Treasurer of FFCA Investor Services Corporation 88-B since 1994, and served as Secretary of PCMC since 1993 and Senior Vice President - Research and Underwriting since 1994. In 1995, Mr. Volk was named Executive Vice President and Chief Operating Officer of PCMC. Mr. Volk currently serves as President, Chief Operating Officer, Assistant Secretary and Assistant Treasurer of FFCA. He joined FFCA I in 1986 and served in various capacities in FFCA prior to being named Vice President-Research in October 1989.

     DENNIS L. RUBEN, age 47, served as Senior Vice President and General Counsel for PCMC since 1994. Mr. Ruben was named Executive Vice President, General Counsel and Assistant Secretary of PCMC in February 1997. He currently serves as Executive Vice President, General Counsel and Secretary for FFCA and served as attorney and counsel for FFCA I from 1991 to 1994. Prior to joining FFCA I, Mr. Ruben was a partner with the national law firm of Kutak Rock.

     STEPHEN G. SCHMITZ, age 45, served as Senior Vice President - Corporate Finance of PCMC since January 1996. He was named Executive Vice President, Chief Investment Officer and Assistant Secretary of PCMC in February 1997. He currently serves in the same capacity for FFCA. Mr. Schmitz served in various positions as an officer of FFCA I from 1986 to June 1, 1994.

     CATHERINE F. LONG, age 43, served as Vice President-Finance and Principal Accounting Officer of PCMC since 1994, and Vice President from 1993 to 1994. In February 1997 she was named Senior Vice President-Finance of PCMC. She currently serves as Senior Vice President-Finance, Principal Accounting Officer, Assistant Secretary and Assistant Treasurer of FFCA and served as Vice President-Finance of FFCA I from 1990 to 1993. In December 1993, she was appointed Principal Accounting Officer of FFCA I. From 1978 to May 1990, Ms. Long was associated with the international public accounting firm of Arthur Andersen LLP.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Co-Registrants during fiscal year 1999 and Forms 5 and amendments thereto furnished to the Co-Registrants with respect to fiscal year ended December 31, 1999 (the "Forms"), and any written representations by the directors and executive officers of FFCA Investor Services Corporation 88-B and PCMC, the Co-Registrants have not identified herein any such person that failed to file on a timely basis the Forms required by Section 16(a) of the Securities Exchange Act of 1934 for fiscal year 1999.

ITEM 11. EXECUTIVE COMPENSATION.

     Pursuant to provisions contained in the agreement of limited partnership that governs the Partnership, the officers and directors of PCMC serve in such capacities without remuneration from the Partnership.

     The Partnership is required to pay a partnership management fee and a subordinated incentive share of sale or refinancing proceeds or parcel revenues to the General Partner, and the General Partner is entitled to receive a share of cash distributions, when and as made to the Holders and a share of profits and losses. Reference is made to Note 7 of the Notes to the Financial Statements of the Partnership, which are filed with this Report, for a description of the fees paid to the General Partner. Upon liquidation, it is anticipated that the General Partner will not receive any additional fees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of March 1, 2000, no person or group was known by the Partnership to own directly or beneficially more than 5% of the outstanding Units of the Partnership.

     The General Partner of the Partnership and its general partners owned less than 1% of the Units as of March 1, 2000. The directors and officers of the General Partner's corporate general partner, PCMC, individually and as a group, also owned less than 1% of the Units as of March 1, 2000. PCMC is owned by Morton H. Fleischer.

     FFCA Investor Services Corporation 88-B has an interest in the Partnership as a limited partner and it serves as the owner of record of all of the limited partner interests assigned by it to the Holders. However, FFCA Investor Services Corporation 88-B has no right to vote its interest on any matter and it must vote the assigned interests as directed by the Holders. FFCA Investor Services Corporation 88-B is wholly owned by PCMC.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     The following documents are filed as part of this Report:

     1.   FINANCIAL STATEMENTS

          The Partnership
          Report of independent public accountants
          Balance Sheets as of December 31, 1999 and 1998 Statements of Operations for the years ended
            December 31, 1999, 1998 and 1997
          Statements of Changes In Partners' Capital for the
            years ended December 31, 1999, 1998 and 1997
          Statements of Cash Flows for the years ended
            December 31, 1999, 1998 and 1997
          Notes to Financial Statements

          FFCA Investor Services Corporation 88-B
          Report of independent public accountants
          Balance Sheet as of December 31, 1999
          Notes to Balance Sheet

     2.   FINANCIAL STATEMENT SCHEDULES

          Schedule III-Schedule of Real Estate as of
            December 31, 1999

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

          99. Annual Portfolio Valuation of Cushman & Wakefield as of December 31, 1999.

     Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission on March 31, 1994 as exhibits to the Co-Registrants' Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 0-17626, are incorporated herein by this reference.

                                                                      Form 10-K
                                                                     Exhibit No.
                                                                     -----------
          First Amendment to Exclusive Management Agreement by           10.1
          and between the Partnership and The Westcor Company II
          Limited Partnership, dated May 1, 1990.

          Second Amendment to Exclusive Management Agreement by          10.2
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

                                                                      Form 10-K
                                                                     Exhibit No.
                                                                     -----------
          The Amended and Restated Certificate and Agreement of          4
          Limited Partnership, which governs the Partnership, as filed with the Secretary of State of Delaware on November 23, 1988.

          Acquisition, Construction and Term Loan Agreement by           10
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

                                                                     Exhibit No.
                                                                     -----------
          The Certificate of Incorporation, which governs the            4(b)
          Corporation, as filed with the Secretary of State of Delaware on August 11, 1987.

          Bylaws of FFCA Investor Services Corporation 88-B.             4(c)

          Exclusive Management Contract by and between the              10(c)
          Partnership and The Westcor Company II Limited
          Partnership, dated as of June 7, 1988.


     REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Co-Registrants during the last quarter of the fiscal year ended December 31, 1999.

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

                                       SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                       By: FFCA MANAGEMENT COMPANY LIMITED
                                           PARTNERSHIP, General Partner


Date: March 20, 2000                   By /s/ Morton H. Fleischer
                                          --------------------------------------
                                          Morton H. Fleischer, General Partner


                                       By: PERIMETER CENTER MANAGEMENT COMPANY,
                                           Corporate General Partner


Date: March 20, 2000                   By /s/ Morton H. Fleischer
                                          --------------------------------------
                                          Morton H. Fleischer, Chairman of
                                          the Board, President and Chief
                                          Executive Officer

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

Date: March 20, 2000                   By /s/ Morton H. Fleischer
                                          --------------------------------------
                                          Morton H. Fleischer, Chairman of the
                                          Board, President, Chief Executive
                                          Officer and Director


Date: March 20, 2000                   By /s/ John Barravecchia
                                          --------------------------------------
                                          John Barravecchia, Executive Vice
                                          President, Chief Financial Officer,
                                          Treasurer and Assistant Secretary

Date: March 20, 2000                   By /s/ Catherine F. Long
                                          --------------------------------------
                                          Catherine F. Long, Senior Vice
                                          President-Finance and Principal
                                          Accounting Officer, Assistant
                                          Secretary and Assistant Treasurer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the co-registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FFCA INVESTOR SERVICES CORPORATION 88-B


Date: March 20, 2000                   By /s/ Morton H. Fleischer
                                          --------------------------------------
                                          Morton H. Fleischer, Sole Director


Date: March 20, 2000                   By /s/ John Barravecchia
                                          --------------------------------------
                                          John Barravecchia, President,
                                          Secretary, Principal Financial Officer
                                          and Principal Accounting Officer

                      [LETTERHEAD OF ARTHUR ANDERSEN LLP]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Scottsdale Land Trust Limited Partnership:

We have audited the accompanying balance sheets of SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the partnership's general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scottsdale Land Trust Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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

/s/ Arthur Andersen LLP

Phoenix, Arizona,
   January 25, 2000.

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                   BALANCE SHEETS - DECEMBER 31, 1999 AND 1998

                                                        1999            1998
                                                    ------------    -----------
                                     ASSETS
LAND:
  Held for sale                                     $  5,109,126    $12,486,444
  Subject to sale agreements (Note 3)                  3,118,364      3,062,371
  Subject to sale agreement with affiliate
   (Note 4)                                              788,287        788,287
                                                    ------------    -----------
      Total land                                       9,015,777     16,337,102

LOAN RECEIVABLE FROM AFFILIATE (Notes 1 and 4)         7,598,415      7,598,415

CASH AND CASH EQUIVALENTS                             16,667,333      2,292,149

PREPAID EXPENSES AND OTHER                               159,228        254,702
                                                    ------------    -----------
      Total assets                                  $ 33,440,753    $26,482,368
                                                    ============    ===========

                        LIABILITIES AND PARTNERS' CAPITAL

DISTRIBUTION PAYABLE TO LIMITED PARTNERS            $ 14,314,676    $   441,307

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                    163,786        198,193
                                                    ------------    -----------
      Total liabilities                               14,478,462        639,500
                                                    ------------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General partner                                         (3,844)        (7,527)
  Limited partners                                    18,966,135     25,850,395
                                                    ------------    -----------
      Total partners' capital                         18,962,291     25,842,868
                                                    ------------    -----------
      Total liabilities and partners' capital       $ 33,440,753    $26,482,368
                                                    ============    ===========

      The accompanying notes are an integral part of these balance sheets.

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                             1999          1998          1997
                                         -----------   -----------   -----------
REVENUES:
  Land sales                             $17,188,342   $ 5,852,965   $21,134,951
  Interest on loan to affiliate              850,000       850,000       850,000
  Interest on investments and other          162,039       168,936       304,440
                                         -----------   -----------   -----------
                                          18,200,381     6,871,901    22,289,391
                                         -----------   -----------   -----------
EXPENSES:
   Cost of land sales                      8,199,398     2,959,669    12,606,036
   General partner fees (Note 7)             244,917       260,185       319,327
   Property management fees (Note 5)          36,000        36,000        36,000
   Marketing                                  10,671        10,071        18,335
   Property taxes                             93,277       147,988       142,633
   Other operating                           258,826       333,457       369,159
                                         -----------   -----------   -----------
                                           8,843,089     3,747,370    13,491,490
                                         -----------   -----------   -----------
NET INCOME                               $ 9,357,292   $ 3,124,531   $ 8,797,901
                                         ===========   ===========   ===========
NET INCOME ALLOCATED TO (Note 1):
  General partner                        $     3,683   $     2,312   $     2,690
  Limited partners                         9,353,609     3,122,219     8,795,211
                                         -----------   -----------   -----------
                                         $ 9,357,292   $ 3,124,531   $ 8,797,901
                                         ===========   ===========   ===========
NET INCOME PER LIMITED
  PARTNERSHIP UNIT (based on 50,000
  units held by limited partners)        $    187.07   $     62.44   $    175.90
                                         ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                               General       Limited
                                               Partner       Partners          Total
                                               --------    ------------    ------------
BALANCE,  December 31, 1996                    $(12,529)   $ 39,112,816    $ 39,100,287

  Net income                                      2,690       8,795,211       8,797,901

  Distributions to limited partners (Note 1)         --     (19,692,084)    (19,692,084)
                                               --------    ------------    ------------
BALANCE,  December 31, 1997                      (9,839)     28,215,943      28,206,104

  Net income                                      2,312       3,122,219       3,124,531

  Distributions to limited partners (Note 1)         --      (5,487,767)     (5,487,767)
                                               --------    ------------    ------------
BALANCE,  December 31, 1998                      (7,527)     25,850,395      25,842,868

  Net income                                      3,683       9,353,609       9,357,292

  Distributions to limited partners (Note 1)         --     (16,237,869)    (16,237,869)
                                               --------    ------------    ------------
BALANCE,  December 31, 1999                    $ (3,844)   $ 18,966,135    $ 18,962,291
                                               ========    ============    ============

        The accompanying notes are an integral part of these statements.

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                        1999            1998           1997
                                                    ------------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $  9,357,292    $ 3,124,531    $  8,797,901
  Adjustments to net income:
    Change in assets and liabilities:
      Decrease in land held for sale                   7,377,318      4,745,658       9,094,187
      Decrease (increase) in land subject to
        sale agreements                                  (55,993)    (2,151,187)      2,068,982
      Decrease (increase) in prepaid expenses
        and other                                         95,474        (87,599)        (18,810)
      Decrease in payable to general partner                  --             --         (58,481)
      Increase (decrease) in accounts payable
        and accrued expenses                             (34,407)        91,300         (54,034)
                                                    ------------    -----------    ------------
        Net cash provided by operating activities     16,739,684      5,722,703      19,829,745
                                                    ------------    -----------    ------------
CASH FLOWS FOR FINANCING ACTIVITIES:
  Limited partner distributions declared             (16,237,869)    (5,487,767)    (19,692,084)
  Increase (decrease) in distribution payable         13,873,369     (3,787,233)      3,288,584
                                                    ------------    -----------    ------------
        Net cash used in financing activities         (2,364,500)    (9,275,000)    (16,403,500)
                                                    ------------    -----------    ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                14,375,184     (3,552,297)      3,426,245

CASH AND CASH EQUIVALENTS,
  beginning of year                                    2,292,149      5,844,446       2,418,201
                                                    ------------    -----------    ------------
CASH AND CASH EQUIVALENTS,
  end of year                                       $ 16,667,333    $ 2,292,149    $  5,844,446
                                                    ============    ===========    ============

        The accompanying notes are an integral part of these statements.

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                          Notes to Financial Statements

                           December 31, 1999 and 1998

1) ORGANIZATION:

     Scottsdale Land Trust Limited Partnership (the Partnership) was formed on August 12, 1987 under the Delaware Revised Uniform Limited Partnership Act to acquire and develop 261 acres of land (the Property) located in Scottsdale, Arizona that is zoned for commercial use. In addition, the Partnership has financed $8.5 million for the acquisition of five acres of the Property and construction of an office building which is the corporate headquarters of Franchise Finance Corporation of America (FFCA) (see Note 4). The Partnership's primary investment objective is to achieve capital appreciation through the sale of the improved land. The general partner of the Partnership is FFCA Management Company Limited Partnership (the General Partner), an affiliate of FFCA. The Partnership will expire December 31, 2047, or sooner, in accordance with the terms of the Partnership agreement. As of December 31, 1999, there remained approximately 47 acres unsold, representing 7 parcels. Three such parcels were under contract for sale, totaling 13 acres. Once the remaining parcels are sold, the Partnership will liquidate and distribute its assets in accordance with the Partnership agreement.

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

     Cash Distributions: Cash from operations, as defined in the Partnership agreement, after payment of fees to the General Partner and the creation or restoration of cash reserves, is allocated 99% to the limited partners and 1% to the General Partner. Cash proceeds from the sale of property are not considered cash from operations but, when distributed, represent a partial return of the limited partners' initial $1,000 per unit capital contribution. Based on the amount of such distributions made as of December 31, 1999, the limited partner Adjusted Capital Contribution, as defined in the Partnership agreement, is $362.62 per unit.

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

     CASH AND CASH EQUIVALENTS - Investment securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents. Cash equivalents include United States Treasury securities of $11,366,589 and $2,163,172 at December 31, 1999 and 1998,
respectively, and bank repurchase agreements (which are collateralized by United States Treasury and Government obligations) of $4,900,381 at December 31, 1999. Short-term investments are recorded at cost plus accrued interest, which approximates market value.

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

3) LAND SUBJECT TO SALE AGREEMENTS:

     At December 31, 1999, the Partnership had three parcels of land (approximately 13 acres total) under contract for sale at an aggregate price of approximately $6.7 million to two unaffiliated third parties. The aggregate original cost of the parcels is approximately $3.1 million.

4) LAND SUBJECT TO SALE AGREEMENT WITH AFFILIATE:

     As provided in the Partnership agreement, the Partnership entered into an agreement on December 29, 1988 to sell approximately five acres of the Property (the Parcel) to FFCA at a purchase price determined by independent appraisal to be the fair market value of the unimproved Parcel and related improvements. In connection with the sale agreement, the Partnership also funded the construction of an office building on the Parcel that is the corporate headquarters of FFCA. This loan to FFCA for the acquisition of the Parcel, the office building and the parcel improvements totaled $8.5 million.

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

     The fair value of the Partnership's loan receivable from FFCA is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value at December 31, 1999 exceeds the carrying amount by $1.6 million; however, the fair value of the loan will not result in the receipt of any additional cash above the face amount of the loan unless the loan were to be sold.

5) MANAGEMENT CONTRACT:

     The Partnership has entered into a management contract with the Manager to develop and manage the Property. The management contract is renewable annually. Under the management contract, the Manager is entitled to receive fees for services performed in connection with managing the Property's development.
During 1999, 1998 and 1997, the planning and property management fees paid or accrued to the Manager (payable in monthly installments) were $36,000 each year.

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

     The following is a reconciliation of net income for financial reporting purposes to income reported for Federal income tax purposes for the years ended December 31, 1999, 1998 and 1997:

                                           1999          1998          1997
                                        -----------   -----------   -----------
Net income for financial
  reporting purposes                    $ 9,357,292   $ 3,124,531   $ 8,797,901
Differences for tax purposes in:
  Capitalized land inventory costs          139,585       259,006       212,788
  Additional Interest on FFCA loan          165,234       149,690       135,612
  Gain on sale of land                      479,353      (122,383)   (1,707,897)
  Deferred Income                            96,777            --            --
  Other                                         633         1,609         1,449
                                        -----------   -----------   -----------
Taxable income to partners              $10,238,874   $ 3,412,453   $ 7,439,853
                                        ===========   ===========   ===========

For Federal income tax reporting purposes, taxable income to partners is reported on the accrual basis of accounting and is classified as ordinary income.

     At December 31, 1999, the tax bases of the Partnership's assets and liabilities exceed the amounts recorded for financial reporting purposes by $1,693,886. This difference results primarily from differences in the treatment of capitalized land inventory costs, the Additional Interest on the FFCA loan and the gain recognized on the sale of the land parcels for financial reporting and tax reporting purposes.

7) TRANSACTIONS WITH RELATED PARTIES:

     Under the terms of the Partnership agreement, the General Partner is entitled to compensation for services performed in connection with managing the affairs of the Partnership. During 1999, 1998 and 1997, fees paid or accrued to the General Partner were as follows:

                                                    1999       1998       1997
                                                  --------   --------   --------
Partnership management fee (3/4 of 1% of the
   Assets Under Management, payable monthly)      $244,917   $260,185   $319,327
                                                  ========   ========   ========

     FFCA incurs expenses on behalf of the Partnership for maintenance of the books and records and for computer, investor and legal services performed for the Partnership. These expenses are reimbursable in accordance with the Partnership agreement and are less than the amount that the Partnership would have paid to independent parties for comparable services. The Partnership reimbursed FFCA $28,762 in 1999, $31,490 in 1998 and $25,981 in 1997 for such expenses.

8) SUBSEQUENT EVENT - RELATED PARTY TRANSACTION (UNAUDITED):

     On February 7, 2000, the Partnership entered into a contract with FFCA to sell a parcel of land (3.6 acres) for approximately $1.9 million. The sale is subject to the approval, by vote, of the majority of the limited partner interests of the Partnership. There can be no assurances as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated.

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                             SCHEDULE OF REAL ESTATE
                             AS OF DECEMBER 31, 1999

                                                                                           Cost          Gross Amount
                                                                                        Capitalized        At Which
                                                                       Initial Cost    Subsequent to      Carried At         Date
Description                   Location             Encumbrances       to Partnership    Acquisition    December 31, 1999   Acquired
-----------                   --------             ------------       --------------    -----------    -----------------   --------
Improved land, 261 acres
  initially, 47 acres at                             Subject to
  December 31, 1999        Scottsdale, Arizona   sales agreements (3)   $23,913,185      $8,979,480        $9,015,777      Nov. 1988
                                                                        ===========      ==========        ==========

Notes:

(1)  The aggregate cost for Federal income tax purposes is $8,738,433.
(2)  There are no prior liens.
(3) In 1988, the Partnership entered into a sales agreement to sell five acres of land, with a cost to the Partnership of approximately $788,000, to an affiliate for an amount determined by independent appraisal to be the fair market value of the parcel. In 1999, the Partnership entered into two sales agreements to sell approximately 13 acres of land, with an aggregate cost to the Partnership of approximately $3.1 million to unaffiliated third parties.
(4) Transactions in real estate during 1997, 1998 and 1999 are summarized as follows:

                                                                  Cost
                                                              ------------
     Balance, December 31, 1996                               $ 30,094,742
          Cost of land sold                                    (11,163,169)
                                                              ------------
     Balance, December 31, 1997                                 18,931,573
          Cost of land sold                                     (2,594,471)
                                                              ------------
     Balance, December 31, 1998                                 16,337,102
          Cost of land sold                                     (7,321,325)
                                                              ------------
     Balance, December 31, 1999                               $  9,015,777
                                                              ============

                         [LETTERHEAD OF ARTHUR ANDERSEN]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To FFCA Investor Services Corporation 88-B:

We have audited the accompanying balance sheet of FFCA INVESTOR SERVICES CORPORATION 88-B (a Delaware corporation) as of December 31, 1999. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of FFCA Investor Services Corporation 88-B as of December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Phoenix, Arizona,
   January 25, 2000.

                     FFCA INVESTOR SERVICES CORPORATION 88-B

                        BALANCE SHEET - DECEMBER 31, 1999


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

                                DECEMBER 3l, l999

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
          99. Annual Portfolio Valuation of Cushman & Wakefield as of December 31, 1999.

     Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission on March 31, 1994 as exhibits to the Co-Registrants' Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 0-17626, are incorporated herein by this reference.

                                                                      Form 10-K
                                                                     Exhibit No.
                                                                     -----------
          First Amendment to Exclusive Management Agreement by           10.1
          and between the Partnership and The Westcor Company II
          Limited Partnership, dated May 1, 1990.

          Second Amendment to Exclusive Management Agreement by          10.2
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

                                                                      Form 10-K
                                                                     Exhibit No.
                                                                     -----------
          The Amended and Restated Certificate and Agreement of           4
          Limited Partnership, which governs the Partnership, as filed with the Secretary of State of Delaware on November 23, 1988.

          Acquisition, Construction and Term Loan Agreement by           10
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

                                                                     Exhibit No.
                                                                     -----------
          The Certificate of Incorporation, which governs the             4(b)
          Corporation, as filed with the Secretary of State of Delaware on August 11, 1987.

          Bylaws of FFCA Investor Services Corporation 88-B.              4(c)

          Exclusive Management Contract by and between the               10(c)
          Partnership and The Westcor Company II Limited
          Partnership, dated as of June 7, 1988.