Form 10-Q
period 2000-03-31
SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP; FFCA INVESTOR SERVICES CORP 88-B
filed 2000-05-12
CIK 824098, 824134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

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

                                 BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)


                                                    March 31,      December 31,
                                                      2000            1999
                                                   ------------    ------------
                                     ASSETS

LAND:
  Held for sale                                    $  1,744,556    $  5,109,126
  Subject to sale agreements                          2,740,607       3,118,364
  Subject to sale agreements with affiliate           1,412,250         788,287
                                                   ------------    ------------
      Total land                                      5,897,413       9,015,777

LOAN RECEIVABLE FROM AFFILIATE                        7,598,415       7,598,415

CASH AND CASH EQUIVALENTS                             8,992,569      16,667,333

PREPAID EXPENSES AND OTHER                               89,718         159,228
                                                   ------------    ------------
      Total assets                                 $ 22,578,115    $ 33,440,753
                                                   ============    ============

                       LIABILITIES AND PARTNERS' CAPITAL

DISTRIBUTION PAYABLE TO LIMITED PARTNERS           $  6,268,628    $ 14,314,676

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                   233,703         163,786
                                                   ------------    ------------
      Total liabilities                               6,502,331      14,478,462
                                                   ------------    ------------
PARTNERS' CAPITAL (DEFICIT):
  General partner                                        (1,481)         (3,844)
  Limited partners                                   16,077,265      18,966,135
                                                   ------------    ------------
      Total partners' capital                        16,075,784      18,962,291
                                                   ------------    ------------
      Total liabilities and partners' capital      $ 22,578,115    $ 33,440,753
                                                   ============    ============

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                            2000         1999
                                                         ----------   ----------
REVENUES:
  Land sales                                             $6,603,799   $       --
  Interest on loan to affiliate                             212,500      212,500
  Interest on investments and other                         188,712       25,013
                                                         ----------   ----------
                                                          7,005,011      237,513
                                                         ----------   ----------
EXPENSES:
  Cost of land sales                                      3,458,143           --
  General partner fees                                       44,880       61,850
  Property management fees                                    9,000        9,000
  Marketing                                                      --        5,713
  Property taxes                                             20,509       50,795
  Other operating                                            90,534       55,415
                                                         ----------   ----------
                                                          3,623,066      182,773
                                                         ----------   ----------
NET INCOME                                               $3,381,945   $   54,740
                                                         ==========   ==========
NET INCOME ALLOCATED TO:
  General partner                                        $    2,363   $      547
  Limited partners                                        3,379,582       54,193
                                                         ----------   ----------
                                                         $3,381,945   $   54,740
                                                         ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP UNIT
  (based on 50,000 units held by limited partners)       $    67.59   $     1.08
                                                         ==========   ==========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)


                                                          Limited Partners
                                       General       ---------------------------
                                       Partner          Number                         Total
                                        Amount         of Units        Amount          Amount
                                     ------------    ------------   ------------    ------------
BALANCE, December 31, 1999           $     (3,844)         50,000   $ 18,966,135    $ 18,962,291

  Net Income                                2,363              --      3,379,582       3,381,945

  Distribution to Limited Partners             --              --     (6,268,452)     (6,268,452)
                                     ------------    ------------   ------------    ------------
BALANCE, March 31, 2000              $     (1,481)         50,000   $ 16,077,265    $ 16,075,784
                                     ============    ============   ============    ============

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                        2000           1999
                                                    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $  3,381,945    $    54,740
  Adjustments to net income:
    Change in assets and liabilities:
     Decrease in land held for sale                    3,364,570             --
     Increase in land subject to sales agreements       (246,206)            --
     Decrease in prepaid expenses and other               69,510        140,428
     Increase (decrease) in accounts payable
      and accrued liabilities                             69,917        (25,205)
                                                    ------------    -----------
        Net cash provided by operating activities      6,639,736        169,963
                                                    ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Limited partner distribution declared               (6,268,452)            --
  Decrease in distribution payable                    (8,046,048)      (441,000)
                                                    ------------    -----------
        Net cash used in financing activities        (14,314,500)      (441,000)
                                                    ------------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS             (7,674,764)      (271,037)

CASH AND CASH EQUIVALENTS, beginning of period        16,667,333      2,292,149
                                                    ------------    -----------
CASH AND CASH EQUIVALENTS, end of period            $  8,992,569    $ 2,021,112
                                                    ============    ===========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000


(1) SUBSEQUENT EVENT:

     As provided in the Partnership agreement, the Partnership entered into an agreement on December 29, 1988 to sell approximately five acres of the Property (the Parcel) to FFCA at a purchase price determined by independent appraisal to be the fair market value of the unimproved Parcel and related improvements. In connection with the sale agreement, the Partnership also funded the construction of an office building on the Parcel that is the corporate headquarters of FFCA. This loan to FFCA for the acquisition of the Parcel, the office building and the parcel improvements totaled $8.5 million. On May 1, 2000, this loan matured and the principal, together with accrued interest, was paid. In addition, FFCA paid Additional Interest in the amount of $1.13 million, as provided in the loan agreement.

     The sale of the Parcel to FFCA was recognized in the Partnership's financial statements on May 1, 2000 when the amounts loaned to FFCA were repaid to the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Scottsdale Land Trust Limited Partnership (the Registrant) received $50,000,000 in gross proceeds from its public offering of the Units on November 23, 1988. After deducting organizational and offering expenses, the Registrant had $43,250,000 in net proceeds available for investment. The net proceeds were used to purchase the property (The Perimeter Center), fund the construction of the infrastructure and fund the $8.5 million loan to Franchise Finance Corporation of America (FFCA), in accordance with the partnership agreement. Pursuant to the loan agreement, FFCA has made monthly payments to the Registrant of interest only, through maturity of the loan on May 1, 2000, at which time the principal balance of the loan was paid off, together with accrued interest, and Additional Interest in the amount of $1.13 million. Reserves remaining in the Registrant are approximately $2 million. These reserves may be used from time to time to pay amounts assessed by the city or county taxing authorities for developmental or other costs. The Registrant's primary sources of revenue have been land sales, interest payments received from FFCA under the loan agreement (interest payments were made through May 1, 2000 at which time the loan was paid in full) and interest earned on the Registrant's temporary investments. As land parcels are sold, distributions of the net cash sale proceeds are made in accordance with the partnership agreement. Once all of The Perimeter Center parcels are sold, the Registrant will liquidate all of its other assets and distribute them in accordance with the partnership agreement. As of May 3, 2000, all land parcels were sold or are under contract for sale. A proxy statement was filed with the Securities and Exchange Commission in April 2000, requesting an investor vote on the sale of a parcel of property to a related party and on the dissolution of the partnership upon sale of the remaining parcels under contract.

     During the quarter ended March 31, 2000 (the period), the Registrant closed two land sale transactions comprising three parcels aggregating approximately 13 acres to unaffiliated third parties. The land sale transactions during the period provided cash sale proceeds of approximately $6.6 million. The parcels had a total original cost of $3.1 million and closing and other costs of approximately $328,000. These parcel sales resulted in gains totaling $3.2 million. Distributions declared from the parcel sale net proceeds amounted to approximately $6.3 million for the period.

     At May 3, 2000, the four remaining land parcels (approximately 34 acres) were all under contract for sale at prices aggregating approximately $17.8 million. The original cost of these four parcels totaled approximately $5.1 million. Three of the parcels are under contract to unaffiliated third parties and one parcel is under contract with a related party. The related party contract was entered into on February 7, 2000 with Franchise Finance Corporation of America, an affiliate of the General Partner, to purchase a parcel (approximately 3.6 acres) adjacent to its corporate headquarters. This sale is subject to the approval, by vote, of the majority of the limited partner interest of the Partnership. Additionally, all of these contracts are subject to a due diligence process and, therefore, the Registrant cannot predict which, if any of these contracts will result in the sale of a land parcel or the timing or the amount of any future cash distributions. Once the remaining parcels are sold, the Partnership will liquidate and distribute its assets in accordance with the Partnership agreement.

     Total revenues were approximately $7 million for the quarter ended March 31, 2000 as compared to approximately $238,000 for the comparable quarter in 1999. Revenues in 2000 were higher because land sales comprised the majority of the revenues in 2000 and there were no land sales during the first quarter of 1999. Interest on investments and other income for the period increased by approximately $164,000 from the comparable quarter of the prior year due to the increase in temporary investment securities held during the period. The higher cash balance in 2000 resulted from net land sale proceeds held during that quarter prior to distribution of the cash to the limited partners. Total expenses (excluding the cost of land sales) decreased by approximately $18,000 for the period over the comparable period of the prior year due primarily to lower property taxes and lower general partner fees due to the sale of land parcels. These reductions were offset by costs related to the Proxy Statement filed in April 2000.

     In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The financial instruments held by the Registrant at March 31, 2000 consist of cash equivalents and a loan receivable from an affiliate. The Registrant intends to hold the investments to maturity; therefore, these financial instruments do not subject the Registrant to a material exposure to changes in interest rates.

                     FFCA INVESTOR SERVICES CORPORATION 88-B

                         BALANCE SHEET - MARCH 31, 2000


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

                                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                    By FFCA MANAGEMENT COMPANY LIMITED
                                       PARTNERSHIP
                                       General Partner


                                    By PERIMETER CENTER MANAGEMENT COMPANY
                                       Corporate General Partner


Date: May 12, 2000                  By /s/ John Barravecchia
                                       -----------------------------------------
                                       John Barravecchia, Executive Vice
                                       President, Treasurer and Chief Financial
                                       Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FFCA INVESTOR SERVICES CORPORATION 88-B


Date: May 12, 2000                  By /s/ John Barravecchia
                                       -----------------------------------------
                                       John Barravecchia, President, Secretary
                                       and Treasurer