Form 10-Q
period 2000-06-30
SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP; FFCA INVESTOR SERVICES CORP 88-B
filed 2000-08-10
CIK 824098, 824134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

                                 BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)


                                                      June 30,     December 31,
                                                        2000           1999
                                                    ------------   ------------
                                     ASSETS

LAND:
  Held for sale                                     $  1,105,172   $  5,109,126
  Subject to sale agreements                           1,744,690      3,118,364
  Subject to sale agreement with affiliate               623,963        788,287
                                                    ------------   ------------

       Total land                                      3,473,825      9,015,777

LOAN RECEIVABLE FROM AFFILIATE                                --      7,598,415

CASH AND CASH EQUIVALENTS                             20,487,721     16,667,333

PREPAID EXPENSES AND OTHER                               247,964        159,228
                                                    ------------   ------------

       Total assets                                 $ 24,209,510   $ 33,440,753
                                                    ============   ============

                        LIABILITIES AND PARTNERS' CAPITAL


DISTRIBUTION PAYABLE TO LIMITED PARTNERS            $ 16,679,590   $ 14,314,676

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                    156,327        163,786
                                                    ------------   ------------

       Total liabilities                              16,835,917     14,478,462
                                                    ------------   ------------
PARTNERS' CAPITAL (DEFICIT):
  General partner                                         11,673         (3,844)
  Limited partners                                     7,361,920     18,966,135
                                                    ------------   ------------

       Total partners' capital                         7,373,593     18,962,291
                                                    ------------   ------------

       Total liabilities and partners' capital      $ 24,209,510   $ 33,440,753
                                                    ============   ============

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                              Three Months Ended           Six Months Ended
                                           -------------------------   -------------------------
                                             6/30/00       6/30/99       6/30/00       6/30/99
                                           -----------   -----------   -----------   -----------
REVENUES:
  Land sales                               $ 9,633,413   $        --   $16,237,212   $        --
  Interest on loan to affiliate                 70,958       212,500       283,458       425,000
  Additional interest from affiliate         1,130,058            --     1,130,058            --
  Interest on investments and other            234,850        21,323       423,562        46,336
                                           -----------   -----------   -----------   -----------

                                            11,069,279       233,823    18,074,290       471,336
                                           -----------   -----------   -----------   -----------

EXPENSES:
  Cost of land sales                         2,971,523            --     6,429,666            --
  General partner fees                          31,033        62,536        75,913       124,386
  Property management fees                       9,000         9,000        18,000        18,000
  Marketing                                         --         2,836            --         8,549
  Property taxes                                11,358        38,634        31,867        89,429
  Other operating                               69,094        77,203       159,628       132,618
                                           -----------   -----------   -----------   -----------

                                             3,092,008       190,209     6,715,074       372,982
                                           -----------   -----------   -----------   -----------

NET INCOME                                 $ 7,977,271   $    43,614   $11,359,216   $    98,354
                                           ===========   ===========   ===========   ===========
NET INCOME ALLOCATED TO:
  General partner                          $    13,154   $       436   $    15,517   $       984
  Limited partners                           7,964,117        43,178    11,343,699        97,370
                                           -----------   -----------   -----------   -----------

                                           $ 7,977,271   $    43,614   $11,359,216   $    98,354
                                           ===========   ===========   ===========   ===========
NET INCOME PER LIMITED
  PARTNERSHIP UNIT (based on
  50,000 units held by limited partners)   $    159.28   $       .86   $    226.87   $      1.95
                                           ===========   ===========   ===========   ===========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)


                                                         Limited Partners
                                        General    ----------------------------
                                        Partner       Number                         Total
                                        Amount       of Units         Amount         Amount
                                     ------------  ------------    ------------   ------------
BALANCE, December 31, 1999             $ (3,844)      50,000       $ 18,966,135   $ 18,962,291

  Net Income                             15,517           --         11,343,699     11,359,216

  Distribution to Limited Partners           --           --        (22,947,914)   (22,947,914)
                                       --------       ------       ------------   ------------

BALANCE, June 30, 2000                 $ 11,673       50,000       $  7,361,920   $  7,373,593
                                       ========       ======       ============   ============

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                     2000                1999
                                                                 ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                      $ 11,359,216        $     98,354
 Adjustments to net income:
  Gain on sale of property                                           (113,298)                 --
  Change in assets and liabilities:
   Decrease in land held for sale                                   4,003,954           2,200,287
   Decrease (increase) in land subject to sales agreements            749,711          (2,200,287)
   Decrease (increase) in prepaid expenses and other                  (88,736)             67,600
   Increase (decrease) in accounts payable and accrued
    expenses                                                           (7,459)              5,977
                                                                 ------------        ------------

          Net cash provided by operating activities                15,903,388             171,931
                                                                 ------------        ------------
CASH FLOW FROM INVESTING ACTIVITY:
 Receipt of loan payoff from affiliate                              7,598,415                  --
 Proceeds from sale of property to affiliate                          901,585                  --
                                                                 ------------        ------------

          Net cash provided by investing activities                 8,500,000                  --
                                                                 ------------        ------------
CASH FLOWS FOR FINANCING ACTIVITIES:
 Limited partner distributions declared                           (22,947,914)                 --
 Increase (decrease) in distribution payable                        2,364,914            (441,000)
                                                                 ------------        ------------

          Net cash used in financing activities                   (20,583,000)           (441,000)
                                                                 ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                3,820,388            (269,069)

CASH AND CASH EQUIVALENTS, beginning of period                     16,667,333           2,292,149
                                                                 ------------        ------------

CASH AND CASH EQUIVALENTS, end of period                         $ 20,487,721        $  2,023,080
                                                                 ============        ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Scottsdale Land Trust Limited Partnership (the Registrant) received $50,000,000 in gross proceeds from its public offering of the Units on November 23, 1988. After deducting organizational and offering expenses, the Registrant had $43,250,000 in net proceeds available for investment. The net proceeds were used to purchase the property (The Perimeter Center), fund the construction of the infrastructure and fund the $8.5 million loan to Franchise Finance Corporation of America (FFCA), in accordance with the partnership agreement. In May 2000, the entire principal balance of the loan was paid in full by FFCA together with accrued interest and additional interest in the amount of $1.13 million (as discussed below). The Registrant's primary sources of revenue have been land sales, interest payments received from FFCA under the loan agreement (interest payments were made through May 1, 2000, at which time the loan was paid in full) and interest earned on the Registrant's temporary investments. As land parcels are sold, distributions of the net cash sale proceeds are made in accordance with the partnership agreement. Once all of The Perimeter Center parcels are sold, the Registrant will liquidate and distribute its assets in accordance with the partnership agreement. As of July 31, 2000, all land parcels were sold or are under contract for sale. A proxy statement was filed with the Securities and Exchange Commission in April 2000, requesting an investor vote on the sale of an additional land parcel to FFCA and on the dissolution of the partnership upon sale of the remaining parcels under contract. Both proposals passed during the quarter ended June 30, 2000. Cash reserves remaining in the Registrant total approximately $3.7 million. These reserves may be used from time to time to pay amounts assessed by city or county taxing authorities for developmental or other costs.

     During the quarter ended June 30, 2000 (the "period"), the Registrant closed one land sale transaction, representing 16.67 acres, to an unaffiliated third party. This land sale transaction provided cash sale proceeds of approximately $8.7 million. The parcel had a total original cost of $1.6 million and closing and other costs (including broker commissions) of approximately $547,000. This parcel sale resulted in a gain totaling approximately $6.5 million. Also in the second quarter, the Registrant received $8.5 million on the payoff of the principal balance of the FFCA loan, together with accrued interest and additional interest of $1.13 million. Upon FFCA's payoff of the loan, the Registrant recognized the sale of the original FFCA land parcel. The $8.5 million loan payoff included approximately $900,000 of land sale proceeds. The original cost of the FFCA parcel was approximately $788,000, resulting in a gain of approximately $112,000. Distributions payable from the parcel sale to the unaffiliated third party and the loan principal payoff amounted to approximately $16.7 million for the period.

     At July 27, 2000, the three remaining land parcels (approximately 17 acres) were all under contract for sale at prices aggregating approximately $9.2 million. The original cost of these three parcels totaled approximately $3.5 million. Two of the parcels are under contract with unaffiliated third parties and one parcel is under contract with FFCA. The FFCA contract was entered into on February 7, 2000, to purchase a parcel (approximately 3.6 acres) adjacent to its corporate headquarters. This related party sale has been approved by a vote of the limited partners of the Partnership. Since the contracts with the unaffiliated parties are subject to a due diligence process, the Registrant cannot predict which, if any, of the contracts will result in the sale of a land parcel or the timing or the amount of any future cash distributions. Once the remaining parcels are sold, the Partnership will liquidate and distribute its assets in accordance with the partnership agreement.

     Revenues totaled approximately $11.1 million for the quarter ended June 30, 2000 as compared to approximately $234,000 for the comparable quarter in 1999. Total revenues for the six months ended June 30, 2000 were approximately $18.1 million as compared to approximately $471,000 for the same period in 1999. Revenues in 2000 were higher because land sales comprised the majority of the revenues in 2000 and there were no land sales during the first six months of 1999. Interest income on the loan to an affiliate had a net decrease of approximately $142,000 as compared to the second quarter of the prior year due to the payoff of the loan on May 1, 2000, resulting in the Registrant receiving one month's interest during the quarter as compared to a full quarter of interest reported in the comparable quarter of 1999. The payoff of the FFCA loan to the Registrant also resulted in payment of additional interest from affiliate of approximately $1.13 million. Interest on investments and other income for the period increased by approximately $214,000 from the comparable quarter of the prior year due to the increase in temporary investment securities held during the period. The higher cash balance in 2000 resulted from net land sale proceeds held during the quarter prior to distribution of the cash to the limited partners. Total expenses (excluding the cost of land sales) for the quarter ended June 30, 2000 decreased by approximately $70,000 from the comparable quarter of the prior year. Year to date expenses (excluding the cost of land sales) show a similar decrease from the comparable period of the prior year. These decreases were primarily due to lower property taxes and lower general partner fees. Property taxes decreased due to the sale of land parcels. The general partner fee decreased from the comparable period because the fee is based on Assets Under Management, as defined in the partnership agreement, and as parcels are sold the general partner fee is reduced accordingly. These reductions were partially offset by an increase in costs related to the proxy statement filed in April 2000.

     In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The financial instruments held by the Registrant at June 30, 2000 consist of cash equivalents. The Registrant intends to hold the investments to maturity; therefore, these financial instruments do not subject the Registrant to a material exposure to changes in interest rates.


                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Notice of Consent Solicitation and a Consent Solicitation Statement, both dated May 12, 2000, were sent to the investors. No meeting was held in connection with the Consent Solicitation or Consent Solicitation Statement. The following table sets forth each of the items that the investors were asked to vote upon and the results of the vote as of June 26, 2000, the date on which the Consent Solicitation was terminated:

               Proposal                                            Results
               --------                                            -------
1.   A proposal to sell a parcel of land to a                 For         26,873
     related party                                            Against      1,186
                                                              Abstain        722

2.   A proposal to terminate and liquidate the                For         27,800
     Partnership when all remaining unsold parcels            Against        390
     have been sold.                                          Abstain        591

                     FFCA INVESTOR SERVICES CORPORATION 88-B

                          BALANCE SHEET - JUNE 30, 2000


                                     ASSETS

Cash                                                                        $100
Investment in Scottsdale Land Trust Limited Partnership, at cost             100
                                                                           -----

         Total Assets                                                      $ 200
                                                                           =====

                                    LIABILITY

Payable to Parent                                                          $ 100
                                                                           -----

                              STOCKHOLDER'S EQUITY

Common Stock; $l par value; 100 shares authorized,
  issued and outstanding                                                     100
                                                                           -----

         Liability and Stockholder's Equity                                $ 200
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

                                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                    By FFCA MANAGEMENT COMPANY LIMITED
                                       PARTNERSHIP
                                       General Partner


                                    By PERIMETER CENTER MANAGEMENT COMPANY
                                       Corporate General Partner


Date: August 4, 2000                By /s/ John Barravecchia
                                       -----------------------------------------
                                       John Barravecchia, Executive Vice
                                       President, Treasurer and Chief Financial
                                       Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FFCA INVESTOR SERVICES CORPORATION 88-B


Date: August 4, 2000                By /s/ John Barravecchia
                                       -----------------------------------------
                                       John Barravecchia, President, Secretary
                                       and Treasurer, Chief Financial Officer