Form 10-Q
period 2000-09-30
SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP; FFCA INVESTOR SERVICES CORP 88-B
filed 2000-11-13
CIK 824098, 824134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _______________

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

                                 BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)

                                                   September 30,   December 31,
                                                       2000            1999
                                                    -----------    ------------
                                     ASSETS
LAND:
  Held for sale                                     $ 1,105,172    $  5,109,126
  Subject to sale agreements                                 --       3,118,364
  Subject to sale agreement with affiliate                   --         788,287
                                                    -----------    ------------

       Total land                                     1,105,172       9,015,777

LOAN RECEIVABLE FROM AFFILIATE                               --       7,598,415

CASH AND CASH EQUIVALENTS                             9,845,165      16,667,333

PREPAID EXPENSES AND OTHER                              227,624         159,228
                                                    -----------    ------------

       Total assets                                 $11,177,961    $ 33,440,753
                                                    ===========    ============

                       LIABILITIES AND PARTNERS' CAPITAL

DISTRIBUTION PAYABLE TO LIMITED PARTNERS            $ 7,042,057    $ 14,314,676

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                   185,425         163,786
                                                    -----------    ------------

       Total liabilities                              7,227,482      14,478,462
                                                    -----------    ------------
PARTNERS' CAPITAL (DEFICIT):
  General partner                                        12,320          (3,844)
  Limited partners                                    3,938,159      18,966,135
                                                    -----------    ------------

       Total partners' capital                        3,950,479      18,962,291
                                                    -----------    ------------

       Total liabilities and partners' capital      $11,177,961    $ 33,440,753
                                                    ===========    ============

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                          Three Months Ended            Nine Months Ended
                                                      --------------------------     -------------------------
                                                        9/30/00        9/30/99         9/30/00       9/30/99
                                                      ----------    ------------     -----------    ----------
REVENUES:
  Land sales                                          $6,248,402    $  2,058,710     $22,485,614    $2,058,710
  Interest on loan to affiliate                               --         212,500         283,458       637,500
  Additional interest from affiliate                          --              --       1,130,058            --
  Interest on investments and other                      206,883          42,905         630,445        89,241
                                                      ----------    ------------     -----------    ----------

                                                       6,455,285       2,314,115      24,529,575     2,785,451
                                                      ----------    ------------     -----------    ----------
EXPENSES:
  Cost of land sales                                   2,694,260       1,025,906       9,123,926     1,025,906
  General partner fees                                    23,074          61,831          98,987       186,217
  Property management fees                                 9,000           9,000          27,000        27,000
  Marketing                                                   --           1,950              --        10,499
  Property taxes                                          16,076         (22,412)         47,943        67,017
  Other operating                                         94,022          63,584         253,650       196,202
                                                      ----------    ------------     -----------    ----------

                                                       2,836,432       1,139,859       9,551,506     1,512,841
                                                      ----------    ------------     -----------    ----------

NET INCOME                                            $3,618,853    $  1,174,256     $14,978,069    $1,272,610
                                                      ==========    ============     ===========    ==========
NET INCOME ALLOCATED TO:
  General partner                                     $      647    $      1,415     $    16,164    $    2,398
  Limited partners                                     3,618,206       1,172,841      14,961,905     1,270,212
                                                      ----------    ------------     -----------    ----------

                                                      $3,618,853    $  1,174,256     $14,978,069    $1,272,610
                                                      ==========    ============     ===========    ==========
NET INCOME PER LIMITED PARTNERSHIP UNIT
 (based on 50,000 units held by limited partners)     $    72.36    $      23.46     $    299.24    $    25.40
                                                      ==========    ============     ===========    ==========

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

                                                     Limited Partners
                                      General      ----------------------
                                      Partner      Number                        Total
                                       Amount     of Units      Amount           Amount
                                      --------     ------    ------------     ------------
BALANCE, December 31, 1999            $ (3,844)    50,000    $ 18,966,135     $ 18,962,291

  Net Income                            16,164         --      14,961,905       14,978,069

  Distribution to Limited Partners          --         --     (29,989,881)     (29,989,881)
                                      --------     ------    ------------     ------------

BALANCE, September 30, 2000           $ 12,320     50,000    $  3,938,159     $  3,950,479
                                      ========     ======    ============     ============

                    SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                        2000              1999
                                                                    ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $ 14,978,069       $ 1,272,610
  Adjustments to net income:
   Gain on sale of property                                             (113,298)               --
   Change in assets and liabilities:
    Decrease in land held for sale                                     4,003,954         5,393,550
    Decrease (increase) in land subject to sales agreements            3,118,364        (4,502,174)
    Decrease (increase) in prepaid expenses and other                    (68,396)          147,960
    Increase (decrease) in accounts payable and accrued expenses          21,639           (51,966)
                                                                    ------------       -----------

           Net cash provided by operating activities                  21,940,332         2,259,980
                                                                    ------------       -----------
CASH FLOW FROM INVESTING ACTIVITY:
  Receipt of loan payoff from affiliate and sale of
   related parcel                                                      8,500,000                --
                                                                    ------------       -----------

           Net cash provided by investing activity                     8,500,000                --
                                                                    ------------       -----------
CASH FLOWS FOR FINANCING ACTIVITIES:
  Limited partner distributions declared                             (29,989,881)       (1,923,680)
  Increase (decrease) in distribution payable                         (7,272,619)        1,482,680
                                                                    ------------       -----------

           Net cash used in financing activities                     (37,262,500)         (441,000)
                                                                    ------------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (6,822,168)        1,818,980

CASH AND CASH EQUIVALENTS, beginning of period                        16,667,333         2,292,149
                                                                    ------------       -----------

CASH AND CASH EQUIVALENTS, end of period                            $  9,845,165       $ 4,111,129
                                                                    ============       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In the second quarter of 2000 a proposal was passed by a majority vote of the investors of Scottsdale Land Trust Limited Partnership (the Registrant) to dissolve the partnership upon the sale of the remaining land parcels. As of October 31, 2000, one land parcel remains available for sale. Once all of The Perimeter Center parcels are sold, the Registrant will liquidate and distribute its assets in accordance with the partnership agreement. The general partner of the Registrant intends to deposit funds in a liquidating trust until the general partner determines that all contingent liabilities have been paid or that there are no outstanding or contingent liabilities. After payment of all outstanding or contingent liabilities, the remaining trust funds, if any, will be returned to the investors in the same manner as required for liquidating distributions under the partnership agreement. The net amount ultimately available for distribution to the investors depends on various factors, such as the actual cost of the liquidation and the amount of interest income from temporary investments received by the Registrant until completely liquidated. Cash reserves remaining in the Registrant total approximately $2.6 million.

     During the quarter ended September 30, 2000 (the "period"), the Registrant closed two land sale transactions comprising two parcels aggregating approximately 11 acres. One of the land sales was to an unaffiliated third party, and the other was a land sale to the Registrant's affiliate, Franchise Finance Corporation of America (FFCA). This related party sale was approved earlier this year by a vote of the investors of the Registrant. The land sale transactions during the period provided cash sale proceeds of approximately $6.2 million. The parcels had a total original cost of $2.4 million and closing and other costs of approximately $325,000. These parcel sales resulted in gains totaling approximately $3.5 million. Distributions declared during the period amounted to approximately $7 million, representing the net proceeds from the parcel sales during the quarter and the limited partners' portion of the additional interest received from FFCA upon payoff of its note in May.

     At October 31, 2000, one remaining land parcel (approximately 6 acres) remains available for sale and the Registrant is in preliminary negotiations for the sale of this parcel. Once this remaining parcel is sold, the Registrant will liquidate and distribute its assets in accordance with the partnership agreement and deposit the remaining funds in the liquidating trust. The liquidating trust would be available to satisfy claims made directly or indirectly with respect to the liquidation of the Registrant for a period of up to 24 months following the effective date of the trust agreement, at which time, as long as there are no unresolved claims, the remaining balance of the liquidating trust will be disbursed to the investors.

     Revenues totaled approximately $6.5 million for the quarter ended September 30, 2000, as compared to approximately $2.3 million for the comparable quarter in 1999. Total revenues for the nine months ended September 30, 2000 were approximately $24.5 million as compared to approximately $2.8 million for the same period in 1999. Revenues in 2000 were higher because more land sale transactions closed during that period as compared to 1999. There was no interest income on the loan to an affiliate during the quarter ended September 30, 2000, due to the maturity and payment in full of the loan on May 1, 2000. Interest on investments and other income for the period increased by approximately $164,000 from the comparable quarter of the prior year due to the increase in temporary investment securities held during the period. The higher cash balance in 2000 resulted from net land sale proceeds held during the quarter prior to distribution of the cash to the investors. Total expenses (excluding the cost of land sales) increased by approximately $28,000 for the quarter ended September 30, 2000 over the comparable quarter of the prior year. Year-to-date expenses (excluding the cost of land sales) decreased by $59,000 for the nine-month period from the comparable period of the prior year. The increase during the quarter resulted from payment of professional services. The decrease during the nine-month period is primarily due to decreases in property taxes, repairs and maintenance, and general partner fees. Property taxes and repairs and maintenance expenses decreased due to the sale of land parcels during the past nine months. The general partner fee decreased from the comparable period of the prior year because the fee is based on Assets Under Management, as defined in the partnership agreement, and as parcels are sold, the general partner fee is reduced accordingly.

     In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The financial instruments held by the Registrant at September 30, 2000 consist of cash equivalents. The Registrant intends to hold the investments to maturity; therefore, these financial instruments do not subject the Registrant to a material exposure to changes in interest rates.

                     FFCA INVESTOR SERVICES CORPORATION 88-B

                       BALANCE SHEET - SEPTEMBER 30, 2000

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

                                      SCOTTSDALE LAND TRUST LIMITED PARTNERSHIP

                                      By FFCA MANAGEMENT COMPANY LIMITED
                                         PARTNERSHIP
                                         General Partner


                                      By PERIMETER CENTER MANAGEMENT COMPANY
                                         Corporate General Partner


Date: November 6, 2000                By /s/ John Barravecchia
                                         ---------------------------------------
                                         John Barravecchia, Executive Vice
                                         President, Treasurer and Chief
                                         Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FFCA INVESTOR SERVICES CORPORATION 88-B



Date: November 6, 2000                   By /s/ John Barravecchia
                                            ------------------------------------
                                            John Barravecchia, President,
                                            Secretary and Treasurer, Chief
                                            Financial Officer